Form 10-K
period 2011-12-31
Prime Time Travel, Inc.
filed 2012-03-15
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission File Number 333-174703

PRIME TIME TRAVEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

809 Heavenly Lane, Cincinnati, OH 45238
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (513)-252-1577

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
$0.000001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of March 14, 2012, there were issued and outstanding 8,000,000 shares of Common Stock, $0.000001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-	the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
-	risks related to the failure to successfully manage or achieve growth of a new business opportunity;
-	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.  Business

Overview

Prime Time Travel, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in the state of Delaware on November 23, 2010 for the purpose of creating and managing trips to destination locations for youth basketball teams.

We have had limited operations to date.  For the year ended December 31, 2011, we have generated $98,505 in revenues and incurred net losses of $27,988. As of December 31, 2011, we had total assets of $ 12,012 and total liabilities of $607.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

To date, we have raised a total of $40,000 through the sale of shares of our common stock and to date we have spent an aggregate of $25,058.32 of such amount for incorporation fees, costs related to the sale of our securities, as well as legal, accounting and other fees related to the filing of a registration statement with the Securities and Exchange Commission (the “SEC”) for 2,000,000 shares of common stock to be sold by our selling stockholders which registration statement was declared effective on December 23, 2011.

Our offices are currently located at 809 Heavenly Lane, Cincinnati, OH 45238. Our telephone number is (513) 252-1577. Our website is http://www.primetimetravelsports.com which contains basic information about us.

Our Industry

We are a travel service provider business.  The travel industry is very broad and  is comprised of large national chains such as Expedia.com, Orbitz.com, Hotels.com, as well as smaller companies, including niche business which focus on providing and managing trips for youth sports teams, such as Basketball Travelers, Inc., Travel International Sports, Proball Tours, Sports Authority WYBT and Costa Rica Sports Tours. The American Society of Travel Agents (“ASTA”), one of the largest associations of travel professionals, reports 25,000 members in 135 countries, most of whom are small businesses. The ASTA website (http://www.asta.org) provides insight as to what is transpiring in the travel industry generally.  We compete in the smaller segment of the industry with companies that provide a more narrowly tailored service.

Description of Business and Services Offered

We are currently engaged in the business of creating and managing trips to destination locations for youth basketball teams. Our objective is to become profitable as a leading internationally recognized provider of youth sports travel services, by leveraging innovative technology and strong supplier relationships to present the broadest selection of low fares and rates and providing a superior customer experience.

We organize all aspects of the tours including flights, hotels, meals, ground transportation, cultural activities and local competition. In rendering our services, we will utilize a network of contacts within the youth sports community, particularly high school and middle school coaches, to assist in our efforts to target potential tour participants.  While these coaches are not employed by the Company, we may request that they accompany us during our tours; however, there is no specific number of coaches that is required to join each tour.  For such services, coaches may be compensated for their services on a case by case basis, with no specific amount or type of compensation to be paid for services rendered.  In addition, we will direct e-mail messages to high school and middle school coaches in our region and summer youth camps that our President has a long standing relationship with.

We currently offer travel tours to youth basketball teams.  Our current tour offering is targeted toward students, and as such, can only be conducted during school vacations, principally the summer months.  Demand for our tour will be low, if any, during the months of September to May.  In addition, scheduled family vacations during the summer may limit the participation of our targeted participants.   Moreover, travel costs during the summer tend to increase, which may deter our potential participants from joining our offered tour.

To date, we have conducted one tour to Kona, Hawaii, which was held from July 7 to July 15, 2011.  Eighteen basketball players joined this initial tour, along with twenty-six adults and seven children. Of the twenty-six adults that joined this tour, three were coaches, one of whom was paid $4,500 for services rendered during the tour, as well as recruiting, marketing and consulting services rendered prior to such tour.  The two remaining coaches were compensated by providing them with air travel and accommodations during the tour, without charge.

For fees paid by such participants, we provided and arranged for flights, hotels, meals, ground transportation, cultural activities, and local competition.

We intend to expand our tours in the future beyond Hawaii as our current, sole destination, as well as expand tours to other sports such as soccer, volleyball, baseball and softball within next three (3) years.   However, we have no immediate and defined expansion arrangements currently in place and no assurance can be given that we will be able to expand our tours as intended.

As part of our business plan, we intend on establishing long-term relationships with providers of travel-related services. To date, we have executed agreements and secured relationships with American Airlines as well as Royal Kona Resort located in Kailua-Kona, Hawaii which have agreed to provide discounted airfare and accommodation costs for our 2012 tour.  While we do not have agreements in place with providers of travel-related services for our future tours, we are evaluating a number of airlines and resorts that can serve as additional providers for our future tours. Our ultimate decision regarding which airline(s) to affiliate with will be based on several factors, the most critical being a flexible change/cancellation policy on tickets that may be held by us or our clients. Other factors such as schedules to popular destinations among our clientele or likely clientele, as well as pricing will also be important considerations in selecting our airline partner(s). We also plan to establish long-term relationships with hotel partners in order to enable us to receive competitive rates.

In addition, we plan to increase our sales and customer base by cost-effectively acquiring new customers and increasing our market share in the niche sports travel industry.  Our current expectation is that sales will primarily be driven by affiliations of our individual officers with the Kentucky High School Athletic Association, the Ohio High School Athletic Association and other coaches associations as they generate greater participation for our tours through friends of individuals who have used our tour package, teammates of individuals who have used our tour package in other instances, and similar expansion through network marketing and word of mouth.  The strategy for our on-line component is to generate greater awareness for our tours through our website and also to create a greater ease of registration and payment for our participants.

Pricing

Our pricing strategy will be determined by market standards and is competitive with the other existing service providers. For our July 2011 tour, we charged each athlete who participated $2,195, while each accompanying non-athlete parent was charged a fee of $1,695.  In addition, non-athlete children (siblings of a participant) who joined our tour were charged a fee of $1,295.  Each participant also paid $160 for the flight from Kona to Honolulu.  Our profit margin for this July 2011 tour was approximately 7%.

We expect that our pricing strategy will fluctuate according to hotel rates, airline fares and other suppliers’ costs. Such fluctuations will affect the prices for our services as we will attempt to maintain margins of no less than 10% on airline travel and of anywhere between 10% and 20% on all other services, such as hotel and land transportation services. We will attempt to create new partnership opportunities with hotel, airfare and ground transportation providers to ensure we can achieve the highest profit margins. However, costs for travelers are constantly fluctuating. In the event that transportation costs increase in a given year, we will have to pass along these added costs to tour participants in order to keep a consistent profit margin from each traveler. On the contrary, the costs of hotels and airfare for a given tour are determined months in advance of a given tour and therefore the pricing model for participants is set beforehand. The price for participants will be determined based on the expenses to be incurred and any subsequent increases will not affect our revenues because our rates are locked in.

Business Development Timeline

During the next 12-month period, we will focus on business development and executing the initial stage of our marketing effort. We will also be further developing our “information only” website. We will seek to increase our customer base by cost-effectively acquiring new customers and increasing our market share in the rapidly growing online travel industry.

In the first quarter of 2012, we will seek to attract additional participants for our 2012 tour. We expect that the projected marketing costs will be approximately $500.00.

Our initial focus immediately following the 2011 tour has been to expose potential future participants to the benefits of our tours. We have posted photos, videos and testimonials from the 2011 tour online on our website and have implemented a digital campaign through email and other online social networks to reach as many potential customers as possible.  We are exploring the feasibility of offering an “early bird” special for the 2012 tour. During the first quarter of 2012, we will utilize our network of contacts in the high school coaching ranks to publicize the 2012 tour. We will also continue to promote our online component with e-blasts and continued promotion of our webpage through all promotional avenues.

In the second quarter of 2012, we will begin to finalize the development of our online presence and expand our marketing initiatives. We expect that the projected marketing costs will be approximately $500.00 and the projected costs associated with our online component will be approximately $1,150.

In the third quarter of 2012, we will seek to launch our new website and fully activate our marketing plan heading into 2012. We expect that the projected marketing costs will be approximately $1,000 and the projected costs associated with our online component will be approximately $800.00.

The Company is also in the process of organizing a greater number of trips to be conducted in 2012 when compared to 2011, specifically:

1.
Tour Scheduled for June 11-19, 2012 to Geneva, Switzerland -The Company intends to offer an 8 day trip to Geneva, Switzerland for both boys and girls basketball teams.  For this particular trip, the Company has been working to secure a fixed-fee arrangement with various airlines and hotels.  In addition, the Company is currently in the process of putting together its game schedule and list of sights to see while in Geneva.

2.
Tour Scheduled for June 25-July 3, 2012 to Kona, Hawaii -  In cooperation with the head of the boys and girls soccer teams at Daviess County High School in Owensboro, KY, the Company intends to conduct a tour to Kona, Hawaii for boys and girls basketball and boys and girls soccer teams.  The Company has secured bids for round-trip tickets from Louisville, KY to Kona.  In addition, the Company is in the process of arranging for accommodations at the Royal Kona Hotel.

3.
Tour Scheduled for July 7-14, 2012 to Nassau, Bahamas - Through the efforts of the Company’s director and secretary, Jon Albaugh, and a local basketball promoter in Louisville, KY, the Company has arranged for a tour to Nassau, Bahamas for boys and girls basketball teams.  The Company is also planning to arrange for some of the exhibition games to be played in the newly renovated Kendal Isaacs National Gymnasium in Nassau, Bahamas.  The Company intends to seek bids for roundtrip tickets from Louisville, KY to Nassau, Bahamas and is in discussions with various beachside resorts for accommodations during such trip.

The Company aims to arrange for a number of coaches to participate in the tours specified above.

Further, we intend to focus on the following steps for the next 12 months in order to generate additional revenues for our Company:

1) Grow tour participation through expanded marketing initiatives and advertising campaigns; we expect that the relevant expenses will be approximately $5,000.
2) Expand digital presence through our website and use of social media; we expect that the relevant expenses will be approximately $10,000.
3) Add two additional staff members as revenues increase with a focus on marketing and tour management; we expect that the aggregate annual salary to be paid to such staff members will be approximately $60,000 or $30,000 for each staff member.
4) Expand tours to include soccer;
5) Create new travel partnerships to lower costs on each participant allowing for a higher net per person; and
6) Add corporate sponsors for each tour that will receive advertising opportunities through the tours and directly targeted toward the 15-25 yr. old demographic of our participants.

We further intend to expand our tour offering within the next twenty-four months to include boys and girls volleyball and further, to include baseball and softball tour packages within thirty-six months after becoming a public company.  We also plan to expand our tours beyond Hawaii as our sole destination during the next three years.

We currently do not have sufficient capital to enable us to continue to execute our business plan beyond the next twelve (12) months. Based on our estimated expenses, we anticipate that our current capital will only be sufficient for the next five (5) months.  At the present time, we do not have plans to seek additional financing in order to conduct the business described herein.  It is intended that cash on hand and revenues generated will be used to pay our expenses and our President has committed, in writing, to fund any shortfall we may incur during the next twelve (12) months of up to $50,000. Payment for some of our expenses and services may be in shares of our common stock. We can offer no assurance that we will be successful in offering our services. In addition, any number of factors may impact our ability to further develop and expand our services, including our ability to obtain financing if and when necessary; market acceptance of our services; and our ability to gain a sufficient market share.  Our business will fail if we cannot successfully implement our business plan or if we cannot develop or successfully market our services.

We can offer no assurance that we will be successful in developing and offering our services.  Any number of factors may impact our ability to develop our services, including our ability to obtain financing if and when necessary; the availability of skilled personnel; market acceptance of our services, if they are developed; and our ability to gain market share.  Our business will fail if we cannot successfully implement our business plan or if we cannot develop or successfully market our services.

Competition and Competitive Strategy

The travel market is continuously evolving and intensely competitive, and we expect competition to increase. We compete with a variety of companies with respect to the services that we offer, including: (i) other online affinity travel companies; (ii) consolidators and wholesalers of airline tickets and other travel services, particularly shopping clubs and online consolidators; (iii) local, regional, national and international traditional travel agencies; and (iv) operators of global distribution systems, which control the computer systems through which travel reservations historically have been booked.

We compete on the basis of ease of use, customer satisfaction, price, availability of rate, breadth of service offered, amount and accessibility of information. As the demand for online travel services grows, we believe that the range of companies involved in the online travel services industry, including traditional travel agencies, travel industry information providers, online portals and e-commerce providers, will increase their efforts to develop services that compete with our website. Many travel suppliers, such as airlines, lodging, car rental companies and cruise operators also offer and distribute travel services, including services from other travel suppliers, directly to the consumer through their own websites. We believe that our limited focus will enable us to distinguish our offerings from the offerings of other companies, including larger companies and thus help us compete effectively in the travel services market for youth sports teams. However, we cannot assure you that our online operations will continue to compete successfully with any current or future competitors.

We plan to separate ourselves from our competition by targeting youth sports participants directly and creating competition tours. We will utilize a network of contacts within the youth sports community, including high school and middle school coaches, to directly target potential customers. In addition, we will direct e-mail messages to high school and middle school coaches in our region and summer youth camps that our President has a long standing relationship with.

While we believe that we are the only youth sports tour company in our region, we intend to differentiate ourselves from other similar companies throughout the country (such as Travel International Sports, Basketball Travelers, Proball Tours, Sports Authority WYBT and Costa Rica Sports Tours) by offering a more personalized service to our participants by placing a great deal of emphasis on sportsmanship and building camaraderie with our opponents.  In addition, our coaches aim to improve each participant's skills and sense of teamwork.  In order to foster camaraderie, we aim to have coaches accompany all of the participants throughout the trip and on all activities during such trip.  In addition, among other things, our coaches drive vans to and from games, practices, and group outings; oversee practices; conduct meeting with parents and players prior to leaving for the tour; conduct daily meetings with players; provide supervision while at games, practices, group outings; and conduct nightly room checks.    We also arrange for team gatherings on our off days, exchange gifts with our hosts/opponents and coaches and arrange for meals with each of our participants and opponents.  Most tours do not provide such opportunities to get to know their hosts and build a connection with them on a personal level. Our goal is to offer a complete tour for each participants and one aspect is to ensure that all individual needs are satisfied. We offer each of our participants complete tour planning, including a variety of flight options, airport options and departure date options. This level of service is then shown in the rest of our offerings to participants as our number one goal is to provide an unparalleled tour that meets all of their needs and expectations.

Marketing and Sales Strategy

We intend to pursue a marketing campaign through direct e-mail messages to high school and middle school coaches in our region and through summer youth camps that we have personal and long-standing relationships with.

Our marketing strategy will also focus on using one of the top-ranked Internet search engines, Google, to drive traffic to our own web site. We plan to take advantage of the well-established Google Adwords marketing program (http://www.google.com/intl/en/ads) that combines the placement of online ads on the search result pages of Internet users. Google uses an advertising methodology referred to as cost-per-click in its Adwords program. Using this strategy will allow us to design our own ads, select target locations such as a city or state and use keywords in our ads. A keyword is a word that is used by an Internet user who is performing an online search to find out information on a specific topic. Our primary target market is focused on Internet users who already buy trips online. We plan to work with a web site development contractor to come up with a series of meta-tags for each of the pages of the web site. Meta-tags are keywords that are added to a web page to make it easier to find that specific web page by search engines, web browser software and other applications. The information is not intended to be seen by the casual Internet user. Search engines like Google and Yahoo are designed to seek out these keywords when someone is doing an Internet search for a specific topic. By including meta-tags such as “sports”, “travel”, “youth”, “basketball,” “all star,” “international,” and “destination,” we will be able to help drive more traffic to our web site. As our business begins to gain customers and become known in the industry, we plan to conduct our own online survey questionnaires from the home page of our web site.

Sales Revenue

Our revenues will be derived principally from sales of our tour package to youth basketball teams. Our tour package is normally comprised of: (i) air fare and ground transportation; (ii) lodging; (iii) meals; (iv) local competition; and (v) cultural activities. While we expect a considerable percentage of our fees to be originated by online sales, we anticipate that the majority of our fees will be driven by returning participants and affiliated schools.

Source and Availability of Products and Supplies

We believe there are no constraints on the sources or availability of products and supplies related to the development of our business. However, any interruption in these, or other, third-party services or deterioration in their performance could impair the quality of our service and we cannot be certain of the financial viability of all of the third parties on which we rely.

Patents, Trademarks and Licenses

Third parties may claim that we have infringed upon or misappropriated their proprietary rights. Although no litigation relating to such claims has arisen to date, such a claim and any resultant litigation could subject us to significant liability for damages. In addition, even if we prevail, the litigation could be time consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also limit our ability to use various patented business and data processes and hardware systems, service marks, trademarks, copyrights, trade secrets and other intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms or not available at all. Furthermore, the validity of any patents that we may receive in the future may be challenged if such patents are asserted against third parties. There are no inherent factors or circumstances associated with this industry, or any of the services that we expect to be providing that would give rise to any patent, trademark or license infringements or violations.  We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. We do not own, either legally or beneficially, any patents or trademarks, nor do we intend to apply for any in the near future.

Effect of Existing or Probable Government Regulation

We do not require any government approval for our services.  We will be subject to federal and state laws and regulations that relate directly or indirectly to our operations including federal securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

Other than obtaining business operating licenses, which all companies are required to hold regardless of the type of business, there are no other types of  government  regulations  existing  nor are we aware of any such  regulations being contemplated that adversely affect our ability to operate.

Research and Development Activities and Costs

We have not incurred any research and development costs to date. We have plans to undertake certain website development activities during the next 12 months related to the development of our website of approximately $1,950.  After becoming a publicly reporting company, we intend to further expand our digital presence through our website and the use of social media.  We anticipate that such expansion will cost an additional $10,000 beyond the current budget of $1,950.

Employees

We have commenced only limited operations, and therefore currently have no employees beyond our President and Secretary.  We will consider retaining full-time management, marketing, sales support and administrative support personnel as our business and operations increase.

As our business and operations increase, we plan to hire full time management and administrative support personnel.

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of our registration statement and our future filings with the SEC from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC’s website, at www.sec.gov. You may also obtain copies of such documents at prescribed rates by writing to the Public Reference Room or by calling the SEC at 1-800-SEC-0330.

We will also make these reports available on our website once our website is completed and launched.

Item 1A.

Risks Relating to Our Business

As a company with a limited history of operations, an evaluation of our business and prospects will be difficult.

We were incorporated on November 23, 2010.  Our business prospects are difficult to predict because of our limited operating history and unproven business strategy. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the travel industry. Our business activities during the next 12 months will be focused on the implementation of our business plan. While we intend to focus on developing our e-commerce market in the near future and intend to expand into a number of other sports and to further expand our operations, no assurance can be given that we will be successful in implementing our business plan. We may not attain profitable operations and our management may not succeed in realizing our business objectives.

We are uncertain of our ability to function as a going concern and we may not be able to continue our operations in the future.

We can provide no assurance that we will be able to execute our business plan as intended, or that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability.  It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to completely execute our business plan. As a result, we may have to liquidate our business and purchasers of our common stock may lose their entire investment. Potential purchasers of our common stock should consider our independent public accountant’s opinion about our ability to continue as a going concern when determining if an investment in us is suitable.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to further develop our business, and eventually, our ability to successfully generate sufficient operating revenues will depend on our ability to obtain the necessary financing to implement our business plan.  To date, we have raised a total of $40,000 through the sale of shares of our common stock, and believe that such amount is sufficient to fund our operations for the next five (5) months, to further develop our website and to establish profitable operations. However, we may require additional financing through the issuance of debt and/or equity in order to expand our operations or business plan and such financing, if required, may not be forthcoming.  As has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including the current weak economic conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially, while the availability of funds from those markets has diminished significantly, even more so for smaller companies like ours. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets and, even if additional financing is available, it may not be available on terms we find favorable.  At this time, there are no anticipated sources of additional funding in place. Failure to secure additional funding when needed will have an adverse effect on our ability to meet our obligations and remain in business.

We expect to suffer losses in the immediate future.

As of December 31, 2011, we incurred net losses in the amount of $27,988 and we expect to continue to incur operating losses in the immediate future. These losses will occur because we do not yet have sufficient revenues to offset the expenses associated with the implementation of our business plan, including the further development of our website and business. We cannot guarantee that we will ever become successful in generating additional revenues in the future. We recognize that if we are unable to generate additional revenues, we will not be able to earn profits or continue operations and our business will most likely fail.

If our estimates related to expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of expenditures for legal and accounting services, including those we will incur as a publicly reporting company, website development, advertisement, and administrative expenses, which management estimates to aggregate approximately $119,550 over the next 12 months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen expenses and delays, we may not be able satisfactorily to execute our business plan, which could result in the failure of our business and a loss of your entire investment.

The interests of our controlling shareholder, who exerts significant influence over us, may conflict with ours.

Our largest shareholder, Andrew Listerman, is also our President and Chairman of the Board. Mr. Listerman directly owns 75% of our issued and outstanding common stock. The interests of Mr. Listerman may conflict or even compete with our interests and those of our shareholders. As a result of his substantial ownership of our outstanding common stock, Mr. Listerman will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Mr. Listerman may also have interests that differ from those of other stockholders and may vote in a way with which stockholders may disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when other stockholders may prefer not to sell.

We are in a competitive market and our inability to compete could impact our ability to gain a market share, which could adversely affect our financial performance.

The travel industry is intensely competitive. We compete with more established companies engaged in the travel industry that have operated in the industry for a substantially longer period than us.  While these companies currently do not specifically target youth sports participants directly, nor do they directly compete with us, these companies have greater financial resources than us and have the monetary capability to directly compete with us, if they so choose, by providing similar services as those currently offered by us.  If we are unable to distinguish ourselves from competitors, whether such competitors are large or more focused and smaller, we may be unable to successfully compete, and accordingly, our business and financial performance will be adversely affected. In addition, we face significant competition from other distributors of travel services, including: (i) local, regional, national and international traditional travel agencies; and (ii) consolidators and wholesalers of airline tickets, lodging and other travel services.

If the market for sports travel contracts or does not continue to evolve, our financial condition and results of operations may suffer.

We believe that the market for sports-related travel is developing. As is typical for any evolving market, demand and market acceptance are subject to a high level of uncertainty and risk. It is also difficult to predict the market’s future growth rate, if any. If the market for sports travel does not continue to develop or if our business does not achieve or sustain market acceptance, our results of operations and financial condition could be materially and adversely affected.

If we are unable to hire the additional personnel needed to properly establish our business, our growth prospects will be impaired and our operations will suffer.

Our business requires that certain key positions in our Company be filled and our overall success depends on our ability to attract, develop and retain highly skilled personnel to fill these positions.  As a new company with very limited operating history, we may have difficulty in hiring the personnel required by us.  If we are unable to fill those key positions or if we fail to hire and retain the necessary personnel, our business will suffer and you may lose your entire investment.

We need to retain key personnel to support our service and ongoing operations.

The development and the marketing of our service will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued service of Andrew Listerman, our President and Chairman of the Board. The loss of Mr. Listerman’s services could negatively impact our ability to develop and sell our services, which could adversely affect our financial results and impair our operations.

Our officers and directors have no experience managing a company or business.

None of our officers and directors has managed a company, including an early stage enterprise or any corporation or business. Further, none of our directors or officers have any direct experience in the travel industry beyond the single tour conducted to date or the limited tours that they may have been involved in as individuals prior to our inception. Our ability to operate successfully may depend on our ability to attract and retain qualified personnel with appropriate experience, who may be in great demand.

Our officers and directors lack experience in and with publicly traded companies.

While we rely heavily on our President and Chairman of the Board and Secretary, they have no experience serving as an officer or director of a publicly traded company, or experience with the reporting requirements which public companies are subject to. Additionally, neither our President and Chairman of the Board nor our Secretary have any experience with the financial accounting and preparation requirements of financial statements which we are required to file on a quarterly and annual basis under the Exchange Act. We plan to initially rely on our bookkeepers to help us create a system of accounting controls and procedures to maintain the Company’s accounting records, until such time, if ever, as we generate the revenues required to engage a separate Chief Accounting Officer, with accounting experience with publicly reporting companies. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to our executives’ ultimate lack of experience with publicly traded companies in general and especially in connection with their lack of experience with the financial accounting and preparation requirements of the Exchange Act.

Our officers and directors do not devote 100% of their time to the Company’s business.

Our officers and directors do not devote 100% of their time to the Company’s business.  Our President, Mr. Listerman devotes approximately four (4) hours per week to our Company and our Secretary, Mr. Albaugh devotes approximately one (1) hour per month to our Company.  As such, there is a risk that our officers and directors will not devote the requisite amount of time to the operations of our Company, thereby adversely effecting our results of operations and financial condition.

Interruptions in service from third parties could impair the quality of our service.

We rely on third-party service providers and third-party computer systems, including the computerized central reservation systems of the airline, lodging and car rental industries to make airline ticket, lodging and car rental reservations, and credit card verifications and confirmations. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. Any interruption in these, or other, third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. For instance, we work with many vendors in the telecommunications industry and that industry is currently experiencing a severe economic downturn. If our arrangements with any of these third parties are terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

We attempt to negotiate favorable pricing, service and confidentiality in our contracts with our service providers. These contracts usually have multi-year terms. However, there is no guarantee that these contracts will not terminate and that we will be able to negotiate successor agreements or agreements with alternate service providers on competitive terms. Further, the existing agreements may bind us for a period of time to terms and technology that become obsolete as our industry and our competitors advance their own operations and contracts.

If we fail to attract customers in a cost-effective manner, our ability to grow and become profitable may be impaired.

Our business strategy depends on increasing the overall number of consumer transactions in a cost-effective manner. In order to increase the number of consumer transactions, we must attract more visitors to our website and convert a larger number of these visitors into paying customers. We seek to identify new opportunities for future sales including online and social networking to expand the reach of our network. In addition, we will direct e-mail messages to high school and middle school coaches in our region and summer youth camps that our President has a long-standing relationship with. Relative to our primary competitors, we believe that the Prime Time Travel brand has not established equally broad recognition. As a result, it may be necessary to spend amounts on marketing and advertising to enhance our brand recognition and attract new customers to our website, and to successfully convert these new visitors into paying customers. We cannot assure you that our marketing and advertising efforts will be effective in attracting new customers. If we fail to attract customers and increase our overall number of consumer transactions in a cost-effective manner, our ability to grow and become profitable may be impaired.

Our business strategy depends in part on our ability to identify and recruit coaches that will accompany our participants during each tour.  If we fail to engage coaches that will provide such services, our business may suffer.

We intend to differentiate ourselves from other similar companies throughout the country by offering a more personalized service to our participants.  In order to accomplish such, we must find qualified coaches who will agree to accompany our participants during our tours.  These coaches will be tasked with fostering sportsmanship among our participants and will be responsible for improving each participant's skills and sense of teamwork.  However, none of these coaches will be employed by the Company, whether on a full-time or part-time basis.   In addition, coaches that agree to accompany our participants during a tour will be compensated on a case by case basis and no fixed compensation will be offered to such coaches.  Such lack of compensation may affect our ability to engage qualified coaches to join our tours.  Our inability to retain coaches who will accompany our participants could result in cancellations of scheduled tours, and will negatively impact our business prospects and our ability to generate revenues.

Our service features may infringe on claims of third-party patents or other intellectual property rights, which could adversely affect our business.

We cannot assure you that others will not obtain and assert patents or other intellectual property rights against us affecting essential elements of our business. If intellectual property rights are asserted against us, we cannot assure you that we will be able to obtain license rights on reasonable terms or at all. If we are unable to obtain licenses, we may be prevented from operating our business and our financial results may therefore be harmed.

We are vulnerable to fluctuations in fuel costs.

Fuel prices and availability are subject to economic and political factors which are beyond our control. Increases in fuel costs usually lead to increases in prices for trips and reduced demand for travel. In response to the rising fuel prices, airlines may need to impose fuel surcharges on short, medium and long-haul flights, which could impact the overall prices for our trips and reduce demand for our travel services.

Risks Relating to Our Industry

Declines or disruptions in the travel industry, such as those caused by terrorism, general economic downturns, or strikes or bankruptcies within the travel industry could reduce our revenues.

Our business is affected by the health of the travel industry. Travel is sensitive to safety concerns, and thus declines after incidents of terrorism that affect the safety of travelers. For example, the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft, resulted in the cancellation of a significant number of travel bookings and a decrease in new travel bookings, which reduced  revenues for several of our competitors. The long-term effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration or FAA. These effects, depending on their scope and duration, could significantly impact our long-term results of operations or financial condition.

In addition, travel expenditures are sensitive to business and personal discretionary spending levels.

Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns (such as that which occurred in 2009), which could also reduce our revenues.

Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

•	higher fares and rates in the airline industry or other travel-related industries;

•	labor actions involving airline or other travel suppliers;

•	political instability and hostilities;

•	fuel price escalation;

•	increased occurrence of travel-related accidents;

•	bankruptcies of travel suppliers and vendors; and

•	bad weather.

All of the above trends and events may adversely affect our business, results of operation, prospects and financial conditions of the business and hinder our ability to expand our business or become profitable.

Because our market is seasonal, our quarterly results will fluctuate.

It is anticipated that our business will experience seasonal fluctuations, reflecting seasonal trends for the services offered by us. Given that our tour is targeted toward students, our tour can only be conducted during school vacation periods – principally during the summer months and as such, demand for our tour offering will be low during the months of September to May.  In addition, scheduled family vacations during the summer and other traditional holiday or vacation periods may limit the participation of our targeted participants.   Moreover, travel costs during the summer tend to increase during such time, which may deter our potential participants from joining our offered tour. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to us by travel suppliers.

Our business also depends on school spending programs relating to sports-related events.

Our sales and revenues also depend on school-spending programs. Many school district officials, including those in the Ohio region, are considering reducing or eliminating funding for schools. If such schools decide to reduce or exclude sports-related events, there is a risk that the number of potential participants in our tours would also be limited because there would be fewer athletes and coaches to whom we could market our tours, and therefore, our business, financial condition or results of operations could be adversely affected.

Relating to Regulatory Changes

We are subject to legal restrictions on our marketing practices and could become subject to additional restrictions on our marketing practices that could reduce the volume of our sales, which, in turn, could adversely affect our business, operations and financial condition.

The enactment of new legislation or regulations or amendment of existing legislation or regulations relating to marketing activities may make it more difficult for us to sell our services. Additional laws or regulations limiting our ability to market through direct mail, over the telephone or through internet and e-mail advertising may make it difficult to identify potential customers, which could increase our marketing costs.  Both increases in marketing costs and additional restrictions on our ability to market effectively could reduce our revenues and could have an adverse effect on our business, operations and financial condition.

Evolving government regulation could impose taxes or other burdens on our business, which could increase our costs or decrease demand for our services.

We must comply with laws and regulations applicable to online commerce. Increased regulation of the Internet or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, which could decrease demand for our services, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations. In addition, new regulations, domestic or international, regarding the privacy of our users' personally identifiable information may impose on us additional costs and operational constraints.

Relating to Our Common Stock

We are subject to “penny stock” rules because our shares are quoted on the OTC Bulletin Board and the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission (the “SEC”).  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTC Bulletin Board, there is no market for our common stock. Even when a market is established and trading begins, trading through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop for our common stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA rules require that, a stockbroker, in recommending an investment to a customer, have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, stockbrokers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for brokers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer brokers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Our President and Chairman of the Board beneficially owns a significant portion of our stock, and accordingly, may have control over stockholder matters, our business and management.

As of March 14, 2012, our President and Chairman of the Board, Andrew M. Listerman, beneficially owned 6,000,000 shares of our common stock, or approximately 75%. As a result, Mr. Listerman will have significant influence to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our Certificate of Incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by Mr. Listerman, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management and the majority stockholders.

In addition, sales of significant amounts of shares held by Mr. Listerman, or the prospect of these sales, could adversely affect the market price of our common stock. Mr. Listerman’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on stock appreciation, if any, to earn a return on their investment in our common stock.

Additional issuances of our securities may result in immediate dilution to existing stockholders.

We are authorized to issue up to 95,000,000 shares of common stock, $0.000001 par value per share, of which 8,000,000 shares of common stock are currently issued and outstanding, and 5,000,000 shares of blank check preferred stock, par value $0.000001, of which none are issued and outstanding.  Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of our preferred stock, without consent of any of our stockholders. We may issue either common or preferred stock in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing stockholders’ interests, which will negatively affect the value of your shares.

Item 1B. Unresolved Staff Comments

Not Appliable.

Item 2. Property

We do not own interest in any real estate property. We are currently operating out of the premises of our President, who has agreed to provide such space to us at no charge for the next 12 months. We consider our current principal office arrangement to be adequate and will reassess our needs based upon the future growth of the Company.

Item 3. Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officer or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Our address for service of process is Vcorp Services, LLC 1811 Silverside Road, Wilmington, Delaware 19810, County of New Castle.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the over-the-counter market and has been quoted on the OTC Bulletin Board under the symbol “PTRV.OB” since February 1, 2012.  As of March 14, 2012, the closing price for our common stock as reported on the OTC Bulletin Board was $0.25.  There were no quotes for the fiscal years ended December 31, 2011 and 2010 as our stock was not quoted on the OTC Bulletin Board at such time.

We have issued 8,000,000 shares of our common stock since our inception on November 23, 2010. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

We had 34 holders of record of our common stock as of March 14, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any compensation plans under which equity securities are authorized for issuance.

Dividend

We have not paid any dividends since our inception and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our business. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Recent Sales of Unregistered Securities

1.   During the period between March 15, 2011 and April 21, 2011, we sold and issued 1,387,500 shares of our common stock to 18 US individuals at a price of $0.02 per share, or aggregate proceeds of $27,750.

The shares were issued in a transaction not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission.  We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, each of the purchaser’s representation of sophistication in financial matters, and his access to information concerning our Company.

2.   During the period between March 15, 2011 and March 31, 2011, we sold and issued 612,500 shares of our common stock to 15 individuals at a price of $ 0.02 per share, or aggregate proceeds of $12,250.

We believe that the issuances of the securities set forth above were exempt from registration as an offering completed under Regulation S of the Securities Act and the regulations promulgated thereunder. We believe that this exemption from registration was available because each purchaser represented to us, among other things, that he, she or it was a non-U.S. person as defined in Regulation S, was not acquiring the shares for the account or benefit of, directly or indirectly, any U.S. person, had the intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof, and that such investor was sophisticated and was able to bear the risk of loss of the entire investment. Further, we did not otherwise engage in distribution of these shares in the U.S.

3.   On December 15, 2010, the Company issued a total of 6,000,000 shares of common stock to Mr. Andrew Listerman for services rendered. Such shares were valued at $.000001 per share.

These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933.  These securities were issued to an officer and director of the Company and bear a restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated in the state of Delaware on November 23, 2010.  We are an early stage company that has generated limited revenue and has had limited operations to date.

Comparison of Results of Operations for Fiscal Year Ended December 31, 2011 and the Fiscal Year Ended December 31, 2010.

Revenues – During the period from inception (November 23, 2010) to December 31, 2010, we did not generate revenues as compared to revenues of $98,505 for the year ending December 31, 2011.  Such revenues relate to the tour conducted in July 2011.

Operating Expenses - During the period from inception (November 23, 2010) to December 31, 2010, our operating expenses were primarily comprised of general and administrative expenses in the amount of $613.  For the year ending December 31, 2011, our operating expenses primarily consisted of professional fees in the amount of $23,229 and general and administrative expenses of $10,242.

Assets and Liabilities - At December 31, 2010, our assets solely consisted of cash in the amount of $6,825 and our liabilities were $7,432 consisting of $6,800 in customer deposits and $632 in accounts payable.  At December 31, 2011, our assets consisted solely of cash in the amount of $12,012 and our liabilities consisted of accounts payable in the amount of $607.  At December 31, 2011, we sustained losses of $27,988.  We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, which costs are estimated to be approximately $25,000.

Net Loss - Our net loss for the period from inception (November 23, 2010) to December 31, 2010 was $613 compared to $27,988 for the year ending December 31, 2011.  The net loss incurred during the period from inception (November 23, 2010) to December 31, 2010 consisted of legal expenses, accounting expenses, SEC filing fees related to the filing of a registration statement on Form S-1.

Liquidity and Capital Resources

We are an early stage company with limited operating history. We have generated revenues of $98,505 for the year ended December 31, 2011. Accordingly, there is a limited operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern.

Our President has committed to fund any shortfall we may incur during the next twelve months of up to $50,000.  During the year ended December 31, 2011, our President contributed $14,500 to the Company for working capital purposes. We will require additional funding in order to continue operations beyond the first 12 months. If we do complete the implementation of our business plan, we may not be able to generate sufficient revenues to become profitable. We anticipate our company will experience substantial growth during the next two years. This period of growth and the start-up of the business are likely to be a significant challenge to us.  We may never secure any additional funding necessary to continue our operations.  At the present time, we have not made any arrangements to raise additional funds. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time.

Going Concern Consideration

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence of significant revenues, recurring losses from operations, and our need for additional financing in order to fund our projected loss in 2012.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

The Company’s management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements, notes to the financial statements and report of the Company’s independent registered accountant required to be filed in response to this Item 8 begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011  based  on  the  criteria  set forth  in Internal  Control—Integrated  Framework  issued  by  the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c)	Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth fiscal quarter of the fiscal year ended December 31, 2011 covered by this Annual Report on Form 10-K, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and position of each of our current directors and executive officers are as follows:

Name	Age	Position
Andrew M. Listerman	35	President and Chairman of the Board of Directors
Jon D. Albaugh	32	Director and Secretary

Andrew M. Listerman - Mr. Listerman is the founder of Prime Time Travel, Inc. and has served as our President and Chairman of the Board of Directors since our inception.  Since 2007 Mr. Listerman has been employed as a business teacher at the Elder High School in Cincinnati, OH. He has been involved in the sports industry as an athletic director as well as an assistant boys’ basketball coach in several schools, including Elder High School (2007-present), Lexington Catholic High School (June 2006-August 2007, June 2002-June 2006, August 2001-June 2002, August 2001-June 2002), Covington Catholic High School (July 2000-June 2001) and Northern Kentucky University (August 1998-April 1999). He obtained a Master of Education in Sports Administration from Xavier University in 2000 and a Bachelor of Science in Business Education from Northern Kentucky University in 1999.

Jon D. Albaugh - Mr. Albaugh has served as our Director and Secretary since our inception. Since 2006, Mr. Albaugh has been employed by Lagardere Unlimited where he provides consulting services as senior events manager. He has consulted in the sports industry as an administrative assistant as well as an assistant boys’ basketball coach at Lexington Catholic High School (2000-2006). He obtained his Bachelor of Business Administration degree from the University of Kentucky in 2002.

Family Relationships

There are no family relationships between any of our officers or directors.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of at least two natural persons, and that our stockholders may, by resolution, change amend our Bylaws to change the number of directors. Each director serves for a term that expires until the next annual meeting of stockholders and until his successor shall have been elected and qualified, or until his earlier resignation, removal from office, or death.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors, one of whom also serves as an officer of the Company. Thus, there is an inherent conflict of interest.

Significant Employees

We have no significant employees other than our President and Secretary, as described above. Our President, Mr. Listerman devotes approximately four (4) hours per week to our Company; our Secretary, Mr. Albaugh devotes approximately one (1) hour per month to our Company.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, of our company has, during the last ten years and no promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Item 11. Executive Compensation.

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending December 31, 2011 for our President and Secretary. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Name and Principal	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Position (a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Listerman, President	2010	N/A	N/A	6	N/A	N/A	N/A	N/A	6
	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Jon Albaugh, Secretary	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

*On December 15, 2010, the Company issued 6,000,000 shares of its common stock to its president as compensation. The Company valued the 6,000,000 common shares at the par value of $0.000001, or $6 in aggregate, as the Company is a newly formed corporation.

Outstanding Equity Awards at 2011 Fiscal Year-End

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officers or directors since our inception; accordingly, none were outstanding at December 31, 2011.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employment or other contracts or arrangements with our officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers that would result from their resignation, retirement or other termination. We expect to start compensating our officers for their services subsequent to becoming a publicly reporting company and raising additional capital and/or achieving meaningful revenues.  In addition, there are no arrangements for our officers that would result from a change-in-control.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2012 for our officer and directors.  There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Prime Time Travel, Inc., 809 Heavenly Lane, Cincinnati, Ohio.

The percentage ownership information shown in the table below is calculated based on 8,000,000 shares of our common stock issued and outstanding as of March 14, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Andrew M. Listerman (President and Chairman of the Board)	6,000,000	75%
	Jon D. Albaugh (Director and Secretary)	0	0%
	All officers and directors as a group (2 persons)	6,000,000	75%

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into our common stock. Other than the shares covered by the registration statement previously filed, we have not registered any shares for sale by stockholders. None of our stockholders are entitled to registration rights.

Compensation Plans

We currently do not have any compensation plans in place.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have not entered into any other transaction, nor are there any proposed transactions, in which our directors and officers, or any significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

Our officers and directors may be considered promoters of the Company due to their participation in and management of the business since our incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that neither Mr. Andrew M. Listerman or Mr. Jon D. Albaugh currently meet the definition of “independent” as a result of their current position as our executive officers.

Item 14. Principal Accounting Fees and Services.

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, Li & Company PC for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2011.

For the fiscal year Ended
2011
Audit fees (1)	$4,000
Audit- related fees (2)	$0
Tax fees (3)	$0
All other fees	$0
Total fees	$4,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. Our President has been delegated the authority to pre-approve interim services by the independent auditors other than the annual audit. Our President must report all such pre-approvals to the entire Audit Committee at the next Committee meeting.

Prime Time Travel, Inc.

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Prime Time Travel, Inc.
Cincinnati, Ohio

We have audited the accompanying balance sheets of Prime Time Travel, Inc., (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2011 and for the period from November 23, 2010 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from November 23, 2010 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2011, and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 15, 2012

Prime Time Travel, Inc.
Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$12,012	$6,825

Total Current Assets	12,012	6,825

Total Assets	$12,012	$6,825

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$607	$632
Customer deposits	-	6,800

Total Current Liabilities	607	7,432

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock at $0.000001 par value: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.000001 par value: 95,000,000 shares authorized; 8,000,000 and 6,000,000 shares issued and outstanding, respectively	8	6
Additional paid-in capital	39,998	-
Accumulated deficit	(28,601)	(613)

Total Stockholders' Equity (Deficit)	11,405	(607)

Total Liabilities and Stockholders' Equity (Deficit)	$12,012	$6,825

See accompanying notes to the financial statements.

Prime Time Travel, Inc.
Statements of Operations

		For the Period from
		November 23, 2010
	For the Year Ended	(inception) through
	December 31, 2011	December 31, 2010

NET REVENUES	$98,505	$-

COST OF REVENUES	93,022	-

GROSS PROFIT	5,483	-

OPERATING EXPENSES:
Professional fees	23,229	-
General and administrative expenses	10,242	613

Total operating expenses	33,471	613

LOSS BEFORE INCOME TAX PROVISION	(27,988)	(613)

INCOME TAX PROVISION	-	-

NET LOSS	$(27,988)	$(613)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	7,397,200	2,684,211

See accompanying notes to the financial statements

Prime Time Travel, Inc.
Statement of Stockholders' Equity (Deficit)

	Common Stock, $0.000001 Par Value				Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, November 23, 2010 (inception)	-	$-	$-	$-	$-

Common stock issued to president as compensation
on December 15, 2010 at par value of $0.000001	6,000,000	6			6

Net loss				(613)	(613)

Balance, December 31, 2010	6,000,000	6	-	(613)	(607)

Sale of common stock from March 14, 2011 through
June 30, 2011 at $0.02 per share	2,000,000	2	39,998		40,000

Net loss				(27,988)	(27,988)

Balance, December 31, 2011	8,000,000	$8	$39,998	$(28,601)	$11,405

See accompanying notes to the financial statements.

Prime Time Travel, Inc.
Statements of Cash Flows

		November 23, 2010
	For the Year Ended	(inception) through
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,988)	$(613)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock based compensation	-	6
Changes in operating assets and liabilities:
Accounts payable	(25)	632
Customer deposits	(6,800)	6,800

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34,813)	6,825

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	40,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	-

NET CHANGE IN CASH	5,187	6,825

Cash at beginning of period	6,825	-

Cash at end of period	$12,012	$6,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Prime Time Travel, Inc.
December 31, 2011 and 2010
Notes to the Financial Statements

Note 1 - Organization and Operations

Prime Time Travel, Inc. (the “Company”), was incorporated on November 23, 2010 under the laws of the State of Delaware.

The Company is a sports travel company that creates and manages trips to destination locations for youth basketball teams.  The Company organizes all aspects of tours, including flights, hotels, meals, ground transportation and local competition.  The Company anticipates providing these services to accommodate tours domestically and internationally.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments, revenue recognized or recognizable, income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

The Company’s management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and, if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a.) affiliates of the Company; b.)  entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.)  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.) principal owners of the Company; e.) management of the Company; f.)  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.)  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items conducted in the ordinary course of the Company’s business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a.) the nature of the relationship(s) involved ; b.) adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: a.) persuasive evidence of an arrangement exists, b.) the product has been shipped or the services have been rendered to the customer, c.) the sales price is fixed or determinable, and d.) collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or for the period from November 23, 2010 (inception) through December 31, 2010.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the year ended December 31, 2011 or for the period from November 23, 2010 (inception) through December 31, 2010.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as a public company required to file reports with the Securities and Exchange Commission considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

The Company’s management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit at December 31, 2011, a net loss and net cash used in operating activities for the year then ended, respectively.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  The Company’s management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of which Five Million (5,000,000) shares shall be Preferred Stock, par value $0.000001 per share, and Ninety Five Million (95,000,000) shares shall be Common Stock, par value $0.000001 per share.

Common Stock

On December 15, 2010, the Company issued 6,000,000 shares of its common stock to its president as compensation. The management of the Company valued the 6,000,000 common shares at the par value of $0.000001 or $6 in aggregate as the Company is a newly formed corporation.

From March 14, 2011 through June 30, 2011, the Company sold 2,000,000 shares of its common stock at $0.02 per share to 33 individuals for a total of $40,000, in aggregate.

Capital Contribution

During the year ended December 31, 2011, the Company’s President contributed $14,500 to the Company for working capital purposes.

Note 6 – Income Taxes

United States Income Tax

The Company is incorporated under the laws of the State of Delaware and is subjected to United States of America income tax laws.

Deferred Tax Assets

At December 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $28,601 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $9,724 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $9,516 and $208 for the year ended December 31, 2011 and for the period from November 23, 2010 (inception) through December 31, 2010, respectively.

Components of deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	9,724	208

Less valuation allowance	(9,724)	(208)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Period from November 23, 2010 (inception) through December 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit	Description of Exhibit

3.1*	Certificate of Incorporation of Prime Time Travel, Inc.

3.2*	Bylaws of Prime Time Travel, Inc.

4.1*	Specimen Stock Certificate

10.1*	Form of Subscription Agreement for US investors.

10.2*	Form of Subscription Agreement for non-US investors.

10.3**	Letter Agreement executed by Andrew Listerman

10.4**	Agreement with American Airlines

10.5**	Agreement with Royal Kona Resort, Kailua-Kona, HI.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Previously filed as exhibits to the Registration Statement on Form S-1 filed with the SEC on June 3, 2011.
**  Previously filed as exhibits to the Registration Statement on Form S-1/A filed with the SEC on September 12, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME TIME TRAVEL, INC.

Date: March 15, 2012	By:	/s/Andrew M. Listerman
Andrew M. Listerman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2012	By:	/s/Andrew M. Listerman
Andrew M. Listerman
Chief Financial Officer and President