Form 10-Q
period 2011-03-31
Prime Time Travel, Inc.
filed 2012-05-09
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-174703

PRIME TIME TRAVEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

809 Heavenly Lane, Cincinnati, OH 45238
 (Address of principal executive offices, including zip code)

Tel: (513)-252-1577
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No☐

As of May 4, 2012 there were issued and outstanding 8,000,000 shares of Common Stock, $0.000001  par value.

Table of Contents

FORM 10-Q
PRIME TIME TRAVEL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prime Time Travel, Inc.

March 31, 2012 and 2011

Prime Time Travel, Inc.

 Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$251	$12,012

Total Current Assets	251	12,012

Total Assets	$251	$12,012

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$607

Total Current Liabilities	-	607

STOCKHOLDERS' EQUITY:
Preferred stock at $0.000001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.000001 par value: 95,000,000 shares authorized,
8,000,000 shares issued and outstanding	8	8
Additional paid-in capital	39,998	39,998
Accumulated deficit	(39,755)	(28,601)

Total Stockholders' Equity	251	11,405

Total Liabilities and Stockholders' Equity	$251	$12,012

 See accompanying notes to the financial statements.

Prime Time Travel, Inc.

 Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	8,440	15,449
General and administrative expenses	2,714	6,333

Total operating expenses	11,154	21,782

LOSS BEFORE INCOME TAX PROVISION	(11,154)	(21,782)

INCOME TAX PROVISION	-	-

NET LOSS	$(11,154)	$(21,782)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	8,000,000	6,000,000

 See accompanying notes to the financial statements

Prime Time Travel, Inc.

Statement of Stockholders' Equity (Deficit)
For the Period from November 23, 2010 (Inception) through March 31, 2012
(Unaudited)

	Common Stock, $0.000001 Par Value				Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, November 23, 2010 (inception)	-	$-	$-	$-	$-

Common stock issued to president as compensation
on December 15, 2010 at par value of $0.000001	6,000,000	6			6

Net loss				(613)	(613)

Balance, December 31, 2010	6,000,000	6	-	(613)	(607)

Sale of common stock from March 14, 2011 through
June 30, 2011 at $0.02 per share	2,000,000	2	39,998		40,000

Net loss				(27,988)	(27,988)

Balance, December 31, 2011	8,000,000	8	39,998	(28,601)	11,405

Net loss				(11,154)	(11,154)

Balance, Mach 31, 2012	8,000,000	$8	$39,998	$(39,755)	$251

See accompanying notes to the financial statements.

Prime Time Travel, Inc.

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,154)	$(21,782)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(607)	(25)
Customer deposits	-	21,830
Common stock payable	-	12,250

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,761)	12,273

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (repayments made to) related party	-	14,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	14,500

NET CHANGE IN CASH	(11,761)	26,773

Cash at beginning of period	12,012	6,825

Cash at end of period	$251	$33,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Prime Time Travel, Inc.
March 31, 2012 and 2011
Notes to the Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Prime Time Travel, Inc. (the “Company”) was incorporated on November 23, 2010 under the laws of the State of Delaware.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; revenue recognized or recognizable; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  (i) the nature of the relationship(s) involved ;(ii) adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (iii) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (iv) aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

There were no potentially outstanding dilutive common shares for the interim period ended March 31, 2012 or 2011.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at March 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

We were incorporated in the state of Delaware on November 23, 2010.  We are a sports travel company that creates and manages trips to destination locations for youth basketball teams.  We organize all aspects of tours, including flights, hotels, meals, ground transportation and local competition.  We anticipate providing these services to accommodate tours domestically and internationally.

Results of Operations

Three month period ended March 31, 2012 compared with the three month period ended March 31, 2011

We are an early stage company that has generated limited revenue and has had limited operations to date.

Revenues – During the three month period ended March 31, 2012 and March 31, 2011, we did not generate any revenues.

Operating Expenses –During the three month period ended March 31, 2012, our operating expenses were primarily comprised of professional fees in the amount of $8,440 and general and administrative expenses in the amount of $2,714.  During the three month period ended March 31, 2011, our operating expenses primarily consisted of professional fees in the amount of $15,449 and general and administrative expenses of $6,333, which expenses were incurred in relation to the filing of our registration statement on Form S-1.

Net Loss - During the three month period ended March 31, 2012, we incurred a net loss in the amount of $11,154 compared to $21,782 for the three month period ended March 31, 2011.  The net loss incurred during the three month period ended March 31, 2011 is attributable to the expenses incurred in relation to the filing of our registration statement on Form S-1.

Plan of Operations

During the next 12-month period, we will focus on business development and executing the initial stage of our marketing effort. We will seek to increase our customer base by cost-effectively acquiring new customers and increasing our market share in the rapidly growing online travel industry.

Our initial focus during the year 2012 has been to expose potential future participants to the benefits of our tours. We have posted photos, videos and testimonials from our 2011 tour online on our website and have implemented a digital campaign through email and other online social networks to reach as many potential customers as possible.  We are exploring the feasibility of offering an “early bird” special for the 2012 tour.

During the first quarter of 2012, we utilized our network of contacts in the high school coaching ranks to publicize our 2012 tour. We have also continued to promote our online component with e-blasts and continued promotion of our webpage through all promotional avenues.

Beginning in the start of the second quarter of 2012, we began to finalize the development of our online presence and expanded our marketing initiatives. We expect that the projected marketing costs will be approximately $500.00 and the projected costs associated with our online component will be approximately $1,150.

In the third quarter of 2012, we will seek to launch our new website and fully activate our marketing plan. We expect that the projected marketing costs will be approximately $1,000 and the projected costs associated with our online component will be approximately $800.00.

We are also in the process of attempting to organize a greater number of trips to be conducted during the year 2012 when compared to 2011, specifically:

1.
Tour Scheduled for June 11-19, 2012 to Geneva, Switzerland -We are planning to offer an 8 day trip to Geneva, Switzerland for both boys and girls basketball teams.  For this particular trip, we have been working to secure a fixed-fee arrangement with various airlines and hotels.  In addition, We are currently in the process of putting together our game schedule and list of sights to see while in Geneva.

2.
Tour Scheduled for June 25-July 3, 2012 to Kona, Hawaii -  In cooperation with the head of the boys and girls soccer teams at Daviess County High School in Owensboro, KY, We are planning to conduct a tour to Kona, Hawaii for boys and girls basketball and boys and girls soccer teams.  We have secured bids for round-trip tickets from Louisville, KY to Kona.  In addition, we are in the process of arranging for accommodations at the Royal Kona Hotel.

3.
Tour Scheduled for July 7-14, 2012 to Nassau, Bahamas - Through the efforts of our director and secretary, Jon Albaugh, and a local basketball promoter in Louisville, KY, we are planning to conduct a tour to Nassau, Bahamas for boys and girls basketball teams.  We are also planning to arrange for some of the exhibition games to be played in the newly renovated Kendal Isaacs National Gymnasium in Nassau, Bahamas.  We intend to seek bids for roundtrip tickets from Louisville, KY to Nassau, Bahamas and are in discussions with various beachside resorts for accommodations during such trip.

We are also in the process of arranging for a number of coaches to participate in the tours specified above.

At the present time, there are an insufficient number of participants for the tours discussed above and as such, we may have no other recourse but to suspend these trips unless and until such time as a sufficient number of participants take part in such tours.

We further intend to focus on the following steps for the next 12 months in order to generate additional revenues for our Company:

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

4) Expand tours to include soccer in addition to basketball;

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

Liquidity and Capital Resources

We are an early stage company with limited operating history. We have not generated revenues for the three month period ended March 31, 2012.  There is a limited operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern.

We currently do not have sufficient capital to enable us to continue to execute our business plan beyond the next twelve (12) months. Based on our estimated expenses, we anticipate that our current capital will only be sufficient for the next five (5) months.  At the present time, we do not have plans to seek additional financing in order to conduct the business described herein.   It is intended that cash on hand and revenues generated will be used to pay our expenses and our President has committed, in writing, to fund and any shortfall we may incur until December 2012 of up to $50,000. Payment for some of our expenses and services may be in shares of our common stock. We can offer no assurance that we will be successful in offering our services. In addition, any number of factors may impact our ability to further develop and expand our services, including our ability to obtain financing if and when necessary; market acceptance of our services; and our ability to gain a sufficient market share.  Our business will fail if we cannot successfully implement our business plan or if we cannot develop or successfully market our services.

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

Going Concern Consideration

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence of significant revenues, recurring losses from operations, and our need for additional financing in order to fund our projected loss during the remainder of 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), have evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15 promulgated under the Exchange Act, as of the end of the period covered by this Quarter Report (the “Evaluation Date”). Based on such evaluation, our PEO and PFO have concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to our Company is made known to management, including the PEO and the PFO, particularly during the period when our periodic reports are being prepared, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

The risk factor below is intended to supplement and is in addition to the risk factors found in our annual report on form 10-K.

We may not have a sufficient number of participants for our planned or scheduled tours, in which event we will have to suspend or cancel such tours, which will affect our ability to generate revenues.

We can provide no assurance that we will be able to successfully market our tours or that we will have a sufficient number of participants for such tours.  If we do not obtain an adequate number of registrants, we may have to cancel or suspend our planned or scheduled tours for an indeterminate amount of time, in which event, we may not generate a sufficient amount of revenue to sustain our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1*	Certificate of Incorporation of Prime Time Travel, Inc.

3.2*	Bylaws of Prime Time Travel, Inc, Inc.

4.1*	Specimen Stock Certificate

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as exhibits to the registration statement on Form S-1 filed by the Company on June 3, 2011.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Time Travel, Inc.

Date: May 8, 2012	By:	/s/ Andrew M. Listerman
Andrew M. Listerman
Chief Executive Officer and President