Form 10-Q/A
period 2012-03-31
Prime Time Travel, Inc.
filed 2012-07-30
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐ No  ☒

As of May 4, 2012 there were issued and outstanding 8,000,000 shares of Common Stock, $0.000001  par value.

EXPLANATORY NOTE

Prime Time Travel, Inc. (the “Company”) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on May 9, 2012, solely to correct errors which includes shell status in the Form 10-Q.

The cover page of the Form 10-Q did not properly reflect the shell status. The Company inadvertently failed to check “no” as to the shell status on the 10-Q filing. This amendment now reflects the correct status of the Company. The amendment also confirms that this Company is not and has never been a shell company.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the orignal Form 10-Q on May 9, 2012 or modify or update any related or other disclosures.

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

Note 4 - Related Party Transactions

Free Office Space

The Company has been provided office space by an officer of the Company at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 - Subsequent Events

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description of Exhibits Filed with this Statement

31(a)	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Andrew M. Listerman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME TIME TRAVEL, INC. (Registrant)

Dated: July 30, 2012	By:	/s/ Andrew M. Listerman
Andrew M. Listerman
Chief Executive Officer and President