Form 10-Q
period 2012-06-30
Prime Time Travel, Inc.
filed 2012-07-30
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐   No   ☒

As of July 27, 2012 there were issued and outstanding 8,000,000 shares of Common Stock, $0.000001 par value.

Table of Contents

FORM 10-Q
PRIME TIME TRAVEL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Prime Time Travel, Inc.

June 30, 2012 and 2011

Notes to the Financial Statements (Unaudited)	F-7

Prime Time Travel, Inc.

 Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,501	$12,012

Total Current Assets	2,501	12,012

Total Assets	$2,501	$12,012

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,584	$607

Total Current Liabilities	1,584	607

STOCKHOLDERS' EQUITY:
Preferred stock at $0.000001 par value: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.000001 par value: 95,000,000 shares authorized, 8,000,000 shares issued and outstanding	8	8
Additional paid-in capital	39,998	39,998
Accumulated deficit	(39,089)	(28,601)

Total Stockholders' Equity	917	11,405

Total Liabilities and Stockholders' Equity	$2,501	$12,012

 See accompanying notes to the financial statements.

Prime Time Travel, Inc.

 Statements of Operations

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	10,024	18,829
General and administrative expenses	2,714	8,096

Total operating expenses	12,738	26,925

LOSS FROM OPERATIONS	(12,738)	(26,925)

OTHER (INCOME) EXPENSE: Consulting income	(2,250)	-
Total other (income) expense	(2,250)	-
LOSS BEFORE INCOME TAX PROVISION	(10,488)	(26,925)

INCOME TAX PROVISION	-	-
(10,488)	(26,925)
NET LOSS	$(10,488)	$(26,925)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	8,000,000	6,681,319

 See accompanying notes to the financial statements

Prime Time Travel, Inc.

 Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	1,584	3,380
General and administrative expenses	-	1,763

Total operating expenses	1,584	5,143

LOSS FROM OPERATIONS	(1,584)	(26,925)

OTHER (INCOME) EXPENSE: Consulting income	(2,250)	-
Total other (income) expense	(2,250)	-

INCOME (LOSS) BEFORE INCOME TAX PROVISION	666	(5,143)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$666	$(5,143)

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	8,000,000	7,560,400

 See accompanying notes to the financial statements

Prime Time Travel, Inc.

 Statement of Stockholders’ Equity (Deficit)
For the Period from November 23, 2010 (Inception) through June 30, 2012
(Unaudited)

	Common Stock, $0.000001 Par Value		Additional	Accumulated	Stockholders'
	Number of Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

BALANCE, NOVEMBER 23, 2010 (INCEPTION)	-	$-	$-	$-	$-

COMMON STOCK ISSUED TO PRESIDENT AS COMPENSATION ON DECEMBER 15, 2010	6,000,000	6			6
NET LOSS				(613)	(613)

BALANCE, DECEMBER 31, 2010	6,000,000	6	-	(613)	(607)

SALE OF COMMON STOCK FROM MARCH 14, 2011 THROUGH JUNE 30, 2011 AT $0.02 PER SHARE	2,000,000	2	39,998		40,000
NET LOSS				(27,988)	(27,988)

BALANCE DECEMBER 31, 2011	8,000,000	8	39,998	(28,601)	11,405

NET LOSS				(10,488)	(10,488)

BALANCE, JUNE 30, 2012	8,000,000	$8	$39,998	$(39,089)	$917

See accompanying notes to the financial statements.

Prime Time Travel, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,488)	$(26,925)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Prepaid Expenses	-	(57,060)
Accounts payable and accrued expenses	977	(25)
Customer Deposits	-	72,208
Common stock payable	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,511)	(11,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (repayments made to) related party	-	14,500
Proceeds from sale of common stock	-	40,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	54,500

NET CHANGE IN CASH	(9,511)	42,698

Cash at beginning of period	12,012	6,825

Cash at end of period	$2,501	$49,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Prime Time Travel, Inc.
June 30, 2012 and 2011
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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

There were no potentially outstanding dilutive common shares for the interim period ended June 30, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q.

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

Results of Operations

Three and six month periods ended June 30, 2012, compared with the respective periods ended June 30, 2012

We are an early stage company that has generated limited revenue and has had limited operations to date.

Revenues – During the three and six month periods ended June 30, 2012, we did not generate any revenues.

Operating Expenses –During the three and six month periods ended June 30, 2012, our operating expenses were primarily comprised of professional fees in the amount of $1,584 and $10,024, respectively and general and administrative expenses in the amount of $0 and $2,714 respectively.  During the three and six month periods ended June 30, 2011, our operating expenses primarily consisted of professional fees in the amount of $3,380 and $18,829, respectively, and general and administrative expenses of $1,763 and $8,096, respectively, which expenses were incurred in relation to the filing of our registration statement on Form S-1.

Net Income (Loss) - During the three and six month periods ended June 30, 2012, we incurred net income (loss) in the amount of $666 and $(10,488), respectively compared to $(5,143) and $(26,925) for the three and six month periods ended June 30, 2011.  The net loss incurred during the three and six month periods ended June 30, 2011 is attributable to the expenses incurred in relation to the filing of our registration statement on Form S-1.

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

During the first and second quarters of 2012, we utilized our network of contacts in the high school coaching ranks to publicize our 2012 tour. We have also continued to promote our online component with e-blasts and continued promotion of our webpage through all promotional avenues.

Beginning in the start of the second quarter of 2012, we began to finalize the development of our online presence and expanded our marketing initiatives. We expect that the projected marketing costs will be approximately $500.00 and the projected costs associated with our online component will be approximately $1,150.

In the third quarter of 2012, we plan to seek to launch our new website and fully activate our marketing plan. We expect that the projected marketing costs will be approximately $1,000 and the projected costs associated with our online component will be approximately $800.00.

We are no longer  in the process of attempting to organize a greater number of trips to be conducted during the year 2012 as compared to 2011  Summer tours that were scheduled, including tours to Geneva, Switzerland, Kona, Hawaii, and Nassau Bahamas, were canceled as a result of poor attendance, which made such tours uneconomic to maintain.  We are in the process of determining whether and how to continue to rebuild or rebrand our tour strategy.

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

5) Create new travel partnerships to lower costs on each participant allowing for a higher net per person; and

6) Add corporate sponsors for each tour that will receive advertising opportunities through the tours and directly targeted toward the 13-19 yr. old demographic of our participants.

Our objective is to expand our tour offering within the next twenty-four months to include boys and girls volleyball and further, to include baseball and softball tour packages within thirty-six months after becoming a public company.  We ultimately plan to expand our tours beyond Hawaii as our sole destination during the next three years.

Liquidity and Capital Resources

We are an early stage company with limited operating history. We have not generated revenues for the three and six month periods ended June 30, 2012.  There is a limited operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June  30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012, as supplemented by Form 10-Q for the quarterly period ending March 31, 2012 filed with the SEC on May 9, 2012 which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1*	Certificate of Incorporation of Prime Time Travel, Inc.

3.2**	Amended and Restated Bylaws of Prime Time Travel, Inc, Inc.

4.1*	Specimen Stock Certificate

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as exhibits to the registration statement on Form S-1 filed by the Company on June 3, 2011.

**	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 29, 2012

***
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