Form 10-Q
period 2012-09-30
LIFEAPPS DIGITAL MEDIA INC.
filed 2012-11-14
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-174703

LIFEAPPS DIGITAL MEDIA INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5752 Oberlin Drive, #106, San Diego, CA  92121
 (Address of principal executive offices, including zip code)

Tel: (858)-245-5179
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
Yes ☒   No ☐

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
Yes ☐   No ☒
As of November 12, 2012 there were issued and outstanding 76,000,000 shares of Common Stock, $0.001 par value.

Table of Contents

FORM 10-Q
LIFEAPPS DEGITAL MEDIA INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.

September 30, 2012 and 2011

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$975,598	$698
Prepaid expenses	500	10,000
Other current assets	3,930	-
Total current assets	980,028	10,698
Intangible asset, net of amortization	3,760	4,531
Total Assets	$983,788	$15,229

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,194	$425
Accrued liabilities	2,920	-
Amount due shareholder	6,834	10,784
Total current liabilities	12,948	11,209

Stockholders'' Equity
Preferred stock, $.001 par value, none issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized, 75,700,000 and 40,000,000 shares issued and outstanding, as of September 30, 2012 and December 31, 2011, respectively	75,700	40,000
Additional paid in capital	1,111,779	7,479
Deficit accumulated during development stage	(216,639)	(43,459)
Total stockholders’ equity	970,840	4,020
Total Liabilities and Stockholders’ Equity	$983,788	$15,229

See the accompanying notes to the financial statements

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,		For the period from July 15, 2009 (Inception) through September 30,
	2012	2011	2012	2011	2012
Revenue	$1,706	$2,457	$440	$596	$6,146

Cost of revenue	21,970	-	21,970	-	21,970

Gross profit (loss)	(20,264)	2,457	(21,530)	596	(15,824)

Operating expenses:
General and administrative	146,460	4,874	67,667	1,943	189,829
Amortization	2,401	2,265	891	755	6,931
Total operating expenses	148,861	7,139	68,558	2,698	196,760

Operating loss	(169,125)	(4,682)	(90,088)	(2,102)	(212,584)

Interest expense	4,055	-	2,685	-	4,055

Net (loss)	$(173,180)	(4,682)	$(92,773)	$(2,102)	$(216,639)

Per share information - Basic and fully diluted
Weighted average shares outstanding	41,422,825	40,000,000	44,268,478	40,000,000	40,355,507
Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See the accompanying notes to the financial statements

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the period from
	For the nine months ended September 30,		July 15, 2009 (Inception) through September 30,
	2012	2011	2012
Cash flow from operating activities:
Net loss for the period	$(173,180)	$(4,682)	$(216,639)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	2,401	2,265	6,931
Changes in operating assets and liabilities
Prepaid expenses	9,500	-	(500)
Other current assets	(3,930)	-	(3,930)
Accounts payable	2,769	-	2,769
Accrued expenses	2,920	-	3,345
Net cash used in operations	(159,520)	(2,417)	(208,024)

Cash flow from investing activities:
Purchase of domain names	(1,630)	-	(10,691)
Net Cash used in investing activities	(1,630)	-	(10,691)

Cash flow from financing activities:
Sale of common stock	1,140,000	-	1,140,000
Additional contributed capital	-	2,599	47,479
Cash overdraft	-	396	396
Repayment of cash overdraft	-	-	(396)
Advance from stockholder	29,500	684	42,184
Repayment of advances from stockholder	(33,450)	(1,900)	(35,350)
Net cash provided by financing activities	1,136,050	1,779	1,194,313

Net increase (decrease) in cash	974,900	(638)	975,598
Cash at beginning of period	698	638	-
Cash at end of period	$975,598	$-	$975,598

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,055	$-	$4,055

See the accompanying notes to the financial statements

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Business

LifeApps Digital Media Inc., which was formerly known as Prime Time Travel Inc., (“we,” “us,” “our,” "LFAP" and the “Company”) was incorporated on November 23, 2010 in the State of Delaware.  The Company was originally formed as a sports travel company that created and managed trips to destinations for youth basketball teams.  As the result of a merger, more fully described below, we are now engaged in business to operate as a digital media company focusing on health, fitness and sports digital publications and next-generation social networks.

We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC915”).  We have not generated any significant revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin offering health, fitness and sports digital publications in the form of a web-site and cross platform applications for mobile and tablet devices.

Reorganization and recapitalization

On September 20, 2012 we entered into a Merger Agreement whereby, we acquired 100% of the issued and outstanding stock of LifeApps Inc. (“LifeApps”), a Nevada corporation, in exchange for 40,000,000 shares of our $0.001 par value common stock (the “Merger”).  We will continue the existing business operations of LifeApps as our wholly owned subsidiary.

In conjunction with the Merger and immediately following the Merger, we split off (the “Split-Off”) our wholly owned subsidiary, Prime Time Split Corp., a Delaware corporation (“Split Corp.”). The Split-Off was accomplished through the exchange of 90,000,000 shares of our common stock held by the prior Chief Executive Officer and a significant shareholder for all of the issued and outstanding shares of common stock of Split Corp. All of the assets and liabilities of LFAP immediately following the Merger, excluding any LifeApps assets and liabilities assumed in the Merger, were transferred to Split Corp.  We executed a Split-Off Agreement and General Release Agreement with the Split-Off Shareholder.

For financial reporting purposes, the transaction will be accounted for as a “reverse merger” rather than a business combination, because the sellers of LifeApps effectively control the combined companies immediately following the transaction. As such, LifeApps is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a reverse acquisition by LifeApps.   Accordingly, the assets and liabilities and the historical operations, from its inception July 15, 2009, that will be reflected in our ongoing financial statements will be those of LifeApps and will be recorded at the historical cost basis of LifeApps.  The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of LifeApps after consummation of the transaction.  Our historic capital accounts will be retroactively adjusted to reflect the equivalent number of shares issued by it in the transaction while LifeApps historical retained earnings will be carried forward. Our historical financial statements before the transaction will be replaced with the historical financial statements of LifeApps before the transaction in all future filings with the Securities and Exchange Commission, or SEC. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Note 2.  Summary of Significant Accounting Policies

Intangible
Intangible assets are comprised of internet domain name cost, net of amortization.  The internet domain name costs are being amortized over the expected useful life of the domain name which we estimate to be is three years from the date of registering the domain name.  In accordance with ASC Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register an internet domain shall be capitalized.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-Lived Assets
In accordance with ASC 350, an intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the ASC Topic 360 Property, Plant and Equipment (“ASC 360”).  Under ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using forecasted cash flows discounted using an estimated average cost of capital.  There has been no impairment as of December 31, 2011 or 2010.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported.  Actual results may differ from these estimates.

Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of accounts payable, accrued expenses and amounts due to shareholder. The carrying value of accounts payable, accrued expenses and amounts due to shareholder approximates its fair value due to their short maturity.

Revenue recognition
Revenue is derived primarily from the sale of software application designed for use on mobile devices such as smart phones and tablets.  Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability is probable.

We sell our software directly via Internet download through third party agents.  We recognize revenue when payment is received from the agent.  Payment is received net of commission paid to the agent, usually 70% to us and 30% to the agent.  We record the net amount received as revenue.

We also publish and sell digital magazines through the internet.  Magazines can be purchased as individual volumes or as a subscription.  To date we have not had any subscription sales.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cost of Revenue
Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine.

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed , were not material to our financial statements for the nine and three month periods ended September 30, 2012 and 2011.  Research and development expenses amounted to $53,373 and $2,331 for nine months ended September 30, 2012 and 2011, respectively, $8,969 and $780 for three months ended September 30, 2012 and 2011, respectively, and $88,299 for the period from inception, July 15, 2009, to September 30, 2012 and were included in general and administrative expenses.

Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was $20,257 and $1,599 for nine months ended September 30, 2012 and 2011, respectively, $20,257 and $1,599 for three months ended September 30, 2012 and 2011, respectively, and $24,730 for the period from inception, July 15, 2009, to September 30, 2012.

Income Taxes
The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”).  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return.  Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the nine and three month periods ended September 30, 2012 and 2011 and for the period from July 15, 2009 (inception) to  September 30, 2012 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Recent Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3.  Intangible Assets

As of September 30, 2012 intangible asset consists of internet domain name cost $10,691 less accumulated amortization of $6,931.  The amounts carried on the balance sheet represent the cost of acquiring the internet domain names from third parties and the costs relating to the registration of the internet domain names incurred by us.

The amount charged to expenses for amortization of the internet domain names was $2,401 for nine months ended September 30, 2012 and 2011, $891 for three months ended September 30, 2012 and 2011, and $6,931 for the period from inception, July 15, 2009, to September 30, 2012.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Estimated future amortization expense related to the intangibles as of September 30, 2012 is as follows:

Year	Amortization
2012	$891
2013	2,053
2014	545
2015	271
$3,760

Note 4.  Amount Due Shareholder

Amount due shareholder represents amounts paid on our behalf by a shareholder of the Company.  These advances are non-interest bearing and due on demand.

Note 5.  Stockholders’ Equity

As stated in Note 1 these financial statements are presented as if the Merger took place at the beginning of the periods presented.

Upon the initial formation of the company, we were authorized to issue 100,000,000 shares of which 5,000,000 shares were to be preferred shares with a par value of $0.000001 per share and 95,000,000 shares were to be common shares with a par value of $0.000001 per share.

No preferred shares were issued.

Prior to the Merger we had issued 8,000,000 shares of the $0.000001 par value common stock.

During August 2012, we filed Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to, among other things, (i) change our name from Prime Time Travel, Inc. to LifeApps Digital Media Inc.; (ii) increase our authorized capitalization from 100,000,000 shares, consisting of 95,000,000 shares of common stock, $0.000001 par value per share, and 5,000,000 shares of preferred stock, $0.000001 par value per share, to 310,000,000 shares, consisting of 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of blank check preferred stock, $0.001 par value per share; and (iii) limit the liability of our officers and directors to us, our stockholders and our creditors to the fullest extent permitted by Delaware law.

In September 2012, we effected a 15-for-1 forward stock split of our common stock in the form of a dividend with a record date of September 4, 2012 and a payment date of September 5, 2012.

All share amounts in these financial statements give effect to the forward stock split including those applicable to periods prior to the forward stock split.

Concurrently with the closing of the Merger we completed an initial closing of a private offering (the “Offering”) of 5,700,000 units of our securities (the “PPO Units”), at a price of $0.20 per PPO Unit for aggregated consideration of $1,140,000. Each PPO Unit consists of one share of our common stock and a redeemable warrant (the “Investor Warrant”) to purchase one share of our common stock. The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of our common stock.

The remaining 300,000 PPO Units remaining in the offering +were sold subsequent to the date of these financial statements.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of the Investor Warrants, $1,164,931, was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Expected life (in years)	5
Volatility	100.00%
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

Note 6.  Outstanding Warrants

The following is a summary of outstanding warrants as of September 30 2012:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of units	5,700,000	$1.00	4.78	$1,164,931

Note 7.  Business Segments

We operate in only one segment and geographic location.

Our sales are normally are made through third party portals.

The following is a breakdown of those portals which account for greater than 10% of our total revenue for the periods:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Customer A	$1,522	$2,457	$256	$596
Customer B	$173	$-	$173	$-

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of September 30, 2012, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2009 through the current period.  Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.  There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Note 9.  Debt Financing

During the nine months ended September 30, 2012, we borrowed and repaid two notes in the aggregate amount of $115,000.  The notes bore interest at a rate of 10% per annum.  Interest expense paid on the notes was $4,055.

Note 10.   Subsequent Events

We evaluated all of our activity and concluded the following subsequent events would require recognition or disclosure in our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2012. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We are a digital media company operating through our wholly owned subsidiary, LifeApps Inc. (“LifeApps”), and focused on health, fitness and sports publications, applications (Apps) and next generation social networks.

LifeApps is a digital publisher, delivering a cross-platform suite of products and services that are focused on enthusiast health, fitness and sports topics. Our products are differentiated in the way we motivate and enable the integration of fitness into a consumer’s rapidly adopted digital lifestyle with pre-existing areas of health, fitness and sports interest. As a result, our products deliver topically focused content covering news, performance training, healthy diet, fitness equipment, sports medicine, and healthy lifestyle entertainment to consumers on their preferred media consumption device. Our publications and tutorials are delivered through websites, smartphones, and tablets.

We are in the development stage and have not as yet generated significant revenue.  We have incurred losses from our inception, July 15, 2009, to September 30, 2012, of $216,639.  Our operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin offering health, fitness and sports digital publications in the form of a web-site and cross platform applications for mobile and tablet devices.

Recent Developments

Merger

On September 20, 2012, we entered into the merger agreement with LifeApps and completed the merger with LifeApps on that date. As a result of the merger, we acquired the business of LifeApps and will continue the existing business operations of LifeApps as our wholly owned subsidiary.

Financing Transaction

Concurrently with the closing of the merger and in contemplation of the merger, we completed an initial closing of a private placement offering (the “Offering”) of 5,700,000 units of our securities, at a price of $0.20 per unit, for total cash consideration of $1,140,000. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock. The warrants are exercisable for a period of five years at a purchase price of $1.00 per share of our common stock and redeemable at our option under certain conditions.  On October 12, 2012, we completed an additional closing of the Offering and sold an additional 300,000 units at an aggregate purchase price of $60,000.

The proceeds from the Offering have been used to fund the legal and accounting costs of the merger and will be used for recurring legal and accounting expenses as a result of being a public company and general working capital purposes. We do not currently anticipate any material capital expenditures.

Plan of Operations

Our plan is to expand our digital product offerings to include a digital magazine the contents of which are centered on sports and fitness as well as to continue development and expansion of our mobile platform applications.  The first edition of “YouWorkout” magazine is currently available for individual purchase or subscription.

In addition to our magazine and applications we are developing our existing sports, health and fitness enthusiast websites, www.mdworkout.com, www.yogaworkout.com, www.tennisworkout.com, www.golfworkout.com, and www.dietplanworkout.com” with more sites to follow.  The websites offers content for sports minded and health conscious individuals.  We expect to generate revenue from advertising on the sites and from the sale of products offered on the sites.

Our future plans are to expand into the Smart TV and entertainment device markets.

We utilized approximately $119,000 of the proceeds of the Offering to repay debt and interest and approximately $45,000 for operating.  During the next twelve months we anticipate we will utilize the remaining proceeds of the Offering in the following manner: 1) we will utilize approximately $100,000 for marketing cost; 2) approximately $100,000 for future application development; 3) approximately $150,000 for webhosting and other direct costs of revenue and the balance of approximately $686,000 will be used for general operating expenses.

Results of Operations

Three and nine month periods ended September 30, 2012, compared with the respective periods ended September 30, 2011

We are an early stage company that has conducted minimal operations through September 30, 2012 and we have not generated significant revenues during that period.

Revenues for three months ended September 30, 2012 and 2011 were $440 and $596, respectively; revenues for the nine month periods ended September 30, 2012 and 2011 were $1,706 and $2,457, respectively; and revenues from inception, July 15, 2009 to September 30, 2012 were $6,146.  During the three months ended September 30, we published the first edition of our digital magazine. The magazine may be purchased on-line as a single issue or as a subscription.

Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine.  In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support.  For the foreseeable future we anticipate outsourcing such costs.

We had net losses of $92,773 and $2,102 for the three months ended September 30, 2012 and 2011, respectively; net losses of $173,180 and $4,682 for the nine month periods ended September 30, 2012 and 2011, respectively; and net losses of $216,639 for the period from inception, July 15, 2009, to September 30, 2012.

The following is a breakdown of our selling, general and administrative expenses for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011	Difference
Professional Fees	$27,247	$-	$27,247
Website Development	2,968	780	2,188
Application Development	6,000	-	6,000
Marketing	8,708	315	8,393
Rent	3,835	-	3,835
Consulting fees	6,065	-	6,065
Other	12,844	848	11,996
	$67,667	$1,943	$65,724

The general and administrative expenses may not be indicative of our future operating costs as we are still in the development stage.  We anticipate that our general and administrative costs will increase in all areas.

Professional fees increased as a result of being a public company and the cost associated with the merger.  We incurred costs of SEC counsel as well as auditing costs.

Website and applications development costs increased as a result of current updating of our websites and applications.  A major portion of our development was done in 2010 and earlier and needed updating as a result of newer operating systems.  Development is an ongoing cost and we anticipate that our development costs both for website and applications will increase in future periods.

Marketing expenses increased as we began to expand our operations and to develop an awareness of our products.

All of our other costs increased as result our implementation of our business plan.

The following is a breakdown of our general and administrative expenses for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	Difference
Professional Fees	$45,447	$-	$45,447
Website Development	41,607	780	40,827
Application Development	11,766	1,551	10,215
Marketing	20,257	1,599	18,658
Rent	7,495	-	7,495
Consulting fees	6,065	-	6,065
Other	13,823	944	12,879
	$146,460	$4,874	$141,586

The general and administrative expenses may not be indicative of our future operating costs as we are still in the development stage.  We anticipate that our general and administrative costs will increase in all areas.

Professional fees increased as a result of being a public company and the cost associated with the merger.  We incurred costs of SEC counsel as well as auditing costs.

Website and application development fees increased as we prepared for the launch of our digital magazine and improvements in our website and the updating of our websites and applications. A major portion of our development was done in 2010 and earlier and needed updating as a result of newer operating systems.  Development is an ongoing cost and we anticipate that our development costs both for website and applications will increase in future periods.

Marketing expenses increased as we began to expand our operations and to develop an awareness of our products.

All of our other costs increased as result our implementation of our business plan.

Liquidity and Capital Resources

Prior to the merger, we were financed primarily by capital contributions from members of LifeApps LLC, the predecessor to LifeApps, and from short term borrowings.  As of the closing of the merger we have now been financed through the Offering.  We believe that our existing sources of liquidity will be sufficient for us to implement our initial business plan.  Our need for future capital will be dependent upon the speed at which we expand our product offerings.

As of September 30, 2012, we had working capital of $967,080 as compared to negative working capital of $511 at December 31, 2011.

During the nine months ended September 30, 2012 and 2011, operations used cash of $159,520 and $2,417, respectively.

During the nine months ended September 30, 2012 and 2011, financing activities provided cash of $1,136,500 and $1,779, respectively.  During the nine months ended September 30, 2012 we engaged in a private placement of 5,700,000 units which included common stock and warrants which provided $1,140,000 in cash.  Subsequent to September 30, 2012 we sold an additional 300,000 units for a gross amount of $60,000.  Prior to the September 30, 2012 we borrowed $115,000 which was repaid out of the proceeds of the equity offering.

During the nine months ended September 30, 2012 investing activities used cash of $1,630 for the purpose of acquiring and registering domain names.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

We have begun preparation of written policies and procedures and have hired an additional accounting person to allow for segregation of duties.  We anticipate changes to be implemented during the fourth quarter of the year ending December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September  30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2012, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LifeApps Digital Media Inc.

Date: November 14, 2012	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

Date: November 14, 2012	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer