Form 10-K
period 2012-12-31
LIFEAPPS DIGITAL MEDIA INC.
filed 2013-04-12
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-174703

LIFEAPPS DIGITAL MEDIA INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5752 Oberlin Drive, #106, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 952-5715

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2012, there were 8,000,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 2,000,000 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $0.00 as of June 30, 2012, as the registrant’s common stock had yet to commence trading as of June 30, 2012.

As of April 12, 2013, there were 76,000,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,”, “plans,” “may,” “could,” “should,” “anticipates,” “likely,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully engage in the software development and product marketing business;

2.	The intensity of competition in the industry in which we operate;

3.	Our ability to raise additional capital if, as, and when needed on acceptable terms;

4.	General economic conditions that affect our industry or the global environment in which we operate; and

5.	Our ability to successfully attract and retain management and other key employees.

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this Annual Report. All forward-looking statements are based upon information available to us on the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

All references in this Form 10-K to the “Company,” “LifeApps,” “we,” “us” or “our” are to LifeApps® Digital Media Inc. and its subsidiary, LifeApps Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Organizational History

LifeApps® Digital Media Inc., through our wholly owned subsidiary LifeApps, Inc., is a digital media company focusing on health, fitness and sports digital publications, entertainment, fitness products, and next-generation social networks. We plan to leverage a suite of cross-platform, multi-device publications and applications in the rapidly growing health, fitness and sports digital marketplace to generate paid subscriptions, advertising, e-commerce/mobile-commerce and consumer product sales revenues.

We were incorporated in the state of Delaware as Prime Time Travel, Inc. on November 23, 2010, for the purpose of creating and managing trips to destination locations for youth basketball teams. On August 23, 2012, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to, among other things, change our name from Prime Time Travel, Inc. to LifeApps Digital Media Inc., and increase our authorized capitalization to 310,000,000 shares, consisting of 300,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of blank check preferred stock, $0.001 par value per share.

On September 5, 2012, we effected a 15-for-1 forward stock split in the form of a dividend to holders of our common stock as of record on September 4, 2012.

On September 20, 2012, LifeApps Acquisition Corp., a wholly owned Nevada subsidiary of ours, merged with and into LifeApps Inc., which had been organized as a California limited liability company on July 13, 2009, and was converted to a Nevada corporation on September 7, 2012 in anticipation of the merger. In connection with the merger, each share of LifeApps common stock was cancelled and converted into the right to receive 400 shares of our common stock. LifeApps was the surviving corporation of that Merger. As a result of the Merger, we acquired the business of LifeApps, and will continue the existing business operations of LifeApps as our primary business operations.

Immediately following the merger, we split off our wholly owned subsidiary, Prime Time Split Corp., a Delaware corporation, through the exchange of 90,000,000 post-forward split shares of our common stock for all of the issued and outstanding shares of common stock of Split Corp. All of our assets and liabilities immediately following the merger, excluding any assets and liabilities assumed in the merger, were transferred to Split Corp.

Unless the context indicates otherwise, all references in this Annual Report to “LifeApps” “the Company,” “we,” “us” and “our” refer to LifeApps Digital Media Inc. and its subsidiary, LifeApps Inc., a Nevada corporation.

Our fiscal year end is December 31.

Business Overview

LifeApps Digital Media Inc. is an emerging growth company and developer and designer of applications, fitness products, new media, digital magazines, publications, and next-generation social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates mobile apps, digital magazines, publications, fitness training devices, web, social media and internet TV to engage consumers in multiple areas of sports, health, fitness and entertainment interests including medical, yoga, golf, tennis, running, soccer, cycling, and other health, fitness and sports topics.

LifeApps® is building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media. We believe that we will drive revenues by targeting sports, health and fitness specific communities and developing a relationship with its participants, delivering lifestyle content, social networking, skills and drills training, consumer fitness devices and nutritional content across multiple platforms including, but not limited to, Apple iOS and Google Android systems. LifeApps will invest in these sports, health and fitness communities to build customer loyalty and increase brand awareness by delivering digital content of interest and digitally enhanced physical consumer products that enrich and improve the user’s sports, health and fitness lifestyle.

LifeApps is a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. LifeApps is also a licensed developer on both Google Play and Amazon Appstore for Android. LifeApps has distributed apps/publications on all three platforms. Moving forward LifeApps is developing new apps, and exploring new opportunities pairing apps with physical retail and e-commerce/mobile-commerce products.

As individuals continue to migrate to mobile devices for their information and entertainment from traditional media and consumption sources such as the personal computers and print publications, the opportunity to reach more consumers with a wider range of digitally enhanced multi-media tools is possible. Unlike traditional print and disc based (DVD) media which have a limited shelf life, we are able to continually augment our products to include more entertainment based content and information through enhanced media such as videos, audio, podcasts, push alerts, in-app messaging and app updates, which extend the life of our products beyond the first sale. Internet connected mobile devices and mobile applications allow for real time communication with customers that strengthens our ability to deliver timely and relevant content and messages to them.

A recent study commissioned by Nokia revealed that mobile users check their smartphone an average of 150 times a day. As mobile devices have become more feature rich, people are engaging their phones more frequently for tasks beyond placing phone calls, including, for example, app usage, social media, text messaging and photography. According to Cisco, by the end of 2013, the number of mobile connected devices will exceed the number of people on earth. By 2017, there will be nearly 1.4 mobile devices per capita. Smartphones, in particular, have shown the strongest growth and have seen an 81% growth in usage in 2012. That trend is expected to continue as more and more consumers want devices with apps and a rich mobile web experience. Additionally, the number of mobile connected tablets increased 2.5 fold in 2012 to 36 million. Interestingly, tablets generated 2.4 times more web traffic than the average smartphone indicating a greater amount of time spent on these larger devices by consumers.

Canalys, an information technology and mobile industry analyst, predicts that direct revenue from the sale of apps, in-app purchases and subscriptions across smartphones and tablets will rise from $7.3 billion in 2011 to $36.7 billion by 2015. Canalys also reports that 2013 first quarter app downloads across the major app stores totaled 13.4 billion. That’s an 11% increase in downloads over the entire year of 2012.

LifeApps is also expanding its revenue generating power through the creation of new gateway digital platforms that combine e-commerce with mobile-commerce solutions for sports, health and fitness communities, to act as conduits or meeting places for users to engage in the commerce of sports, health and fitness products and services. These gateway platforms can also be utilized and distributed across the broader base of the LifeApps suite of products.

LifeApps will continue to explore acquisitions of companies, developers and publishers relating to our sports, health and fitness communities. Such acquisitions will be considered where the purchase can help increase the Company’s revenues, as in the recent acquisition of Sports One Group, or enable the Company to attain assets that will allow us to gain technological advances that would be more costly to develop than to purchase, as in the recent acquisition of Today’s New Deal.

Our primary focus is on health, fitness and sports. However, we plan additionally to publish entertainment content utilizing our platforms of apps, digital magazines and publications, to expand our offerings and drive revenue.

Our Advisory Board

LifeApps plans to create, and name members to, an Advisory Board this year. To better understand the markets we are entering, and to make sure our products are of the highest quality and relevance to users, LifeApps will invite professional athletes, subject matter experts, industry specialists and media and technology experts to join the Advisory Board. These individuals will sit in on Company meetings, visit trade-shows and industry events, and provide their recommendations and advice to us. Individuals will be appointed to the Advisory Board for a period of one year, and can be asked to continue serving on the Advisory Board annually.

Our Products

LifeApps Mobile App Platform

LifeApps has been creating apps for the iPhone for many years. In the past year LifeApps has created a full-featured, modern “LifeApps iOS Tutorial App Platform.”

With this platform LifeApps is able to rapidly develop tutorial apps quickly on custom programming utilizing Apple’s Universal App codebase. This allows one development cycle to cover iPhones, iPod touches, iPad mini and the iPad from the same app install.

LifeApps’ iOS Tutorial App Platform is an icon based user interface that is familiar to anyone who has used a smartphone. With customization from icon shapes, icon frames, icon flags, and color selection (frames and menu bars), each app can be given a familiar yet distinct design. Users can also replace backgrounds and key imagery with photos from their camera or photo library.

Within the app itself, tutorial pages can be navigated by simply swiping between pages. How-To photos are presented through automatically playing slideshows using clear, high-quality photography.

Utilizing the familiar icon-based drag-and-drop system, exercise routines can be easily customized and arranged. This allows users the flexibility to choose from the entire library of tutorials to create their own playlists. For instance, a user can create a unique routine for each day of the week.

This platform also boasts a robust data management system that allows for data recording on an element-by-element basis. All fields can be fully customized and the data can be displayed and aggregated.

Video Management is a key element to the platform as well. Within the app’s video management system users can download video content, see how much space they have available and see how much space the video is using. They can also remove videos to free up space on their devices. Video can be grouped into categories and made available as free downloads or through in-app purchases.

Social Media is integrated into the app, allowing users to share their data via Facebook, Twitter and email. A robust online Push-Alerts manager has been created, allowing for scheduled delivery to the users of the app of push alerts, messages sent from an app that update users as to new content. These messages are short and appear as an alert on the user’s home screen when received.

Within the app, an HTML based messaging center allows for additional, more robust communication to the users. These messages can be as long as desired and can include photo and video embeds, just like any web page. Delivery of these messages is also managed through a robust online manager and can be scheduled for future delivery.

LifeApps believes that the tutorial app is the next evolution of the DVD tutorial. With the one-and-you’re-done nature of DVD production and the reliance on a relatively immobile delivery device, the DVD is becoming less relevant in today’s fast-paced mobile world. Mobile apps can deliver all of the same content plus interactivity and data processing. Mobile apps are also “always with you” on your mobile device, eliminating the need for finding something to play the content on. Users are also able to receive additional content, messages, and even advertising from within the app, adding value and convenience that the traditional video tutorial can’t deliver.

LifeApps is building in-house apps on the LifeApps iOS Tutorial App Platform and is looking to drive Company revenues by releasing LifeApps brands, such as MDWorkout and Golf Core Grip, and licensing and developing apps with partners utilizing this platform.

Fitness and Sports Consumer Products with Mobile Apps

The overall consumer purchase of sporting goods in the U.S. in 2012 was greater than $84 billion dollars. LifeApps has begun developing physical sporting goods and fitness products that are partnered with its mobile apps and we have launched the first of these efforts, the Golf Core Grip Workout System, in April 2013. The Golf Core Grip Workout System combines a tutorial app built on the LifeApps iOS Tutorial App Platform with a gym-quality fitness product that is being sold through e-commerce, mobile-commerce and retail channels. The app delivers the tutorial content for the fitness device and replaces the DVD tutorials traditionally found with such products. The Core Grip was originally developed by a physician and was successfully sold in a limited run through the Titleist Performance Institute. LifeApps has acquired the Core Grip and rebranded and repackaged the device for retail, and has converted the original instructional DVD and added enhanced digital recording and social sharing functions into the Golf Core Grip Workout System app for iOS.

We continue to seek out innovative fitness consumer products where we can replace a traditional DVD tutorial with a mobile application. To that end, we are pursuing a strategy of building our own products combined with seeking agreements with companies with whom we can partner to bring such companies’ products to market with our enhanced formats.

LifeApps has established manufacturing relationships with certain companies to produce our fitness and sports products and we are building new media, e-commerce/mobile-commerce and traditional wholesale and resale distribution channels to deliver these products in our new physical-tied-to-mobile fitness packaged product format.

Gateway Platforms

LifeApps is launching two gateway platforms in spring 2013. These two digital platforms will open new avenues of customer connectivity, interaction and promotions for us, and we expect they will also drive revenue.

Sports One is a digital platform that matches sports apparel manufacturers with distributors and purchasers. The overall custom apparel business is a $20 billion per year market. Sports One already has top-tier apparel manufacturing relationships and boasts product lines across all major sports communities including: soccer, football, baseball, lacrosse, tennis, etc. We acquired the assets of Sports One in April 2013 and we will be expanding the Sports One business through enhanced e-commerce/mobile-commerce toolsets and new strategic sales partnerships.

Today’s New Deal is a “daily deal” platform acquired by LifeApps in March 2013. Today’s New Deal has an existing base of approximately 40,000 subscribers, targeted in Southern California. This digital platform will provide health, fitness & sports promotions to the subscriber base and will re-launch with a companion mobile/tablet app in May 2013. According to 2012 numbers from Nielsen, 31% of U.S. of mobile shoppers seek out coupons from deal-of-the-day websites. Additionally, smartphone owners dominate daily-deal app usage with mobile device usage of daily-deal programs accounting for 19% of the consumers of such programs.

We believe that we will be able to cross promote our gateway e-commerce and mobile-commerce platforms through our expanding network of mobile app users and digital magazine readers.

Digital Publications

YouWorkout Digital Magazine is LifeApps’ sports, health and fitness publication. The magazine is available only through digital mobile devices and can be found on Google Play, Amazon Kindle Fire and the Apple App Store. YouWorkout is a health, fitness and sports entertainment platform that features content from award winning journalists, top-tier athlete interviews and lifestyle content for health and fitness enthusiasts.

This publication is an interactive experience using the touch interface of today’s mobile devices. It also boasts HD video, audio content and HD photography. Since its inception, the magazine has attracted champions including worldwide soccer superstar David Beckham featured on the most recent cover and in an exclusive interview, Stanley Cup Champions L.A. Kings forward Brad Richardson in an exclusive interview, two time gold medalist Rachel Buehler on the first cover and in an exclusive interview, and rising PGA star Rickie Fowler featured as the upcoming cover story. YouWorkout has an ever growing and extensive library of athlete interviews, photos, videos and exclusives. YouWorkout is already recognized as a leading publication by both industry professionals and consumers alike. Apple has promoted YouWorkout as a Top 5 “What’s Hot” publication in the Apple Newsstand Health, Mind & Body category for an amazing 16 weeks in a row, from the end of 2012 through early 2013.

LifeApps has built an internal and external network of journalists, photographers and creative and technical experts that will allow us to now create additional publications in new entertainment sectors. This network will enable us to publish across new platforms as they arise.

The Apple Newsstand, which is a sub-store within the App Store, in particular, has seen tremendous growth in 2012. According to App Annie, a company that provides app ranking data and mobile analytics, Apple's Newsstand has quadrupled revenues from October 2011 through July 2012. This is a market that, we believe, is showing tremendous growth potential.

Online

LifeApps® owns over 35 enthusiast “workout.com” domain names covering all the major sports and fitness categories. Currently, we have seven sites active with the rest under development. Utilizing the enthusiastworkout.com branding opportunities, LifeApps is currently building brand communities around YouWorkout.com, MDWorkout.com, YogaWorkout.com, TennisWorkout.com, GolfWorkout.com, DietPlanWorkout.com and RunningWorkout.com. The enthusiast workout.com sites are hubs of information for their respective communities, delivering news, workouts, video and related retail products.

Social Media

Each active enthusiast-workout.com brand also has a corresponding community presence on Facebook and Twitter. These networks are where community participants can share stories and “like” articles and communicate with LifeApps as well as each other. These networks are also tools for outreach and promotion between the communities we are building.

Revenue

For the near future, LifeApps will focus on several key aspects of its business to drive increased revenue. LifeApps will monetize and drive revenue across these health, fitness and sports communities through a combination of its app development platform, gateway platforms, e-commerce/mobile-commerce, physical-tied-to-mobile fitness products, digital app and in-app sales, digital magazine subscriptions and advertising across all platforms, as detailed below:

LifeApps Mobile App Platform
LifeApps will continue to develop and license the LifeApps Mobile App Platform. We will seek out aligned companies with need for tutorial based apps for mobile and we will work to create new revenue through development and licensing of our presentation format for their use. We will pursue a business model of physical-tied-to-mobile fitness products, combining mobile app training with a physical retail product, such as the Golf Core Grip Workout System. Additionally, LifeApps will continue to build and improve our own tutorial sports, health and fitness apps, such as MDWorkout. We will be launching additional gateway apps, skills, drills and training apps, and physical-tied-to-mobile fitness products in 2013 starting with an update to of one of our most popular apps, YogaWorkout Pro. With this new platform and the capabilities it offers, LifeApps expects to drive revenues through app sales, in-app marketing and in-app purchases of enhanced content.

Sports One Group
With the recent acquisition of this digital wholesaler of sports apparel, LifeApps has gained an instant source of r revenue. LifeApps is actively implementing the relaunch of Sports One. Through additional apparel manufacturing partnerships, increased design and decoration services and improving the e-commerce and mobile-commerce tools for customers, LifeApps expects to rapidly expand Sports One’s presence in the promotional apparel market. We believe that by increasing customer awareness and improving customer experience we can drive the growth of Sports One sales. With enhanced e-commerce/mobile-commerce tools and Private Labeling of the Sports One catalogue with key sales partners, LifeApps is developing a suite of tools and enhanced customer experiences that will enable the Company to scale this business through technology.

Golf Core Grip Workout System
The Golf Core Grip Workout System is a combined digital tutorial app and golf fitness workout device. The tutorial app will serve as a value added component to the physical retail product which we expect will help to drive sales of the device online and in traditional retail markets. Additionally the Golf Core Grip Workout app provides future potential for revenues through in-app purchasing of additional training materials, marketing opportunities and potential branding partnerships. We are planning future hardware additions to this system which we anticipate can further drive e-commerce and mobile-commerce revenue. To accelerate sales of the Golf Core Grip, LifeApps is pursuing key e-commerce/mobile-commerce relationships with web-based platforms such as MyTPI.com and Amazon.com as well as developing relationships with key brick-and-mortar retailers in the golf industry.

YouWorkout
LifeApps will continue to produce new issues of its digital magazine YouWorkout and will continue to grow the subscriber base for this product. Additionally, as YouWorkout continues to mature, LifeApps is pursuing advertisers for future issues. LifeApps will build out the brand so that it can be expanded through line extensions across our entire line of sports, health and fitness communities. This will allow us to boost YouWorkout’s visibility through cross-promotions across our entire customer base. We will publish additional sports, health and fitness publications and will also look to provide entertainment content in other genres. The opportunity exists for LifeApps to also serve as a publisher for other companies to enter the digital publication marketplace.

Today’s New Deal
Today’s New Deal is being re-focused and re-imagined as a sports, health and fitness specific daily-deals-site and mobile app platform. LifeApps expects to drive revenues for this business through partnerships and advertising agreements with like-minded companies across Southern California, to promote and sell fitness products, sporting events and special deals to sports, health and fitness enthusiasts.

Online and Social Media
LifeApps’ growing presence online and in social media will be utilized to grow the customer base for the LifeApps family of products. We expect that advertising, branding and sponsorships will drive direct revenue on our sites. LifeApps is also looking to offer our e-commerce and mobile-commerce sales tools to these communities in the future. Continued growth in each of these communities will allow us to cross-promote all of our products to customers in each community allowing us a broader reach to consumers with our products than a single site would provide.

Additional Areas of Interest

LifeApps is continuing to pursue aligned product offerings in several key sports, health and fitness communities including, but not limited to, soccer, yoga and running. The Company will be opportunistic and will pursue promising opportunities when they present themselves. We will work with our associated subject matter experts to strategize, research and plan new products in these areas of interest.

The Company’s acquisition strategy of purchasing companies, development resources and assets that are aligned with our areas of interest can further aid in our entering additional market segments. We will actively research and engage in the acquisition of resources that can expedite our entrance into new markets, or strengthen our position in existing ones.

Competition

The development, distribution and sale of digital publications and apps is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For end users, we compete primarily on the basis of quality, brand, customer reviews and price. We compete for promotional and deck placement based on these factors, as well as the relationship with the digital storefront owner or wireless carrier, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with storefront owners or carriers. We also compete for experienced and talented employees.

With respect to digital publications and apps that we publish for smartphones and tablets, we compete with a continually increasing number of companies, including Meredith Publishing, WebMD and many well-funded private companies. We also compete for consumer spending with large companies, such as NIKE and Electronic Arts. In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals who are able to create and launch digital publications and apps and other content for these mobile devices utilizing relatively limited resources and with relatively limited start-up time or expertise. The proliferation of titles in these open developer channels makes it difficult for us to differentiate ourselves from other developers and to compete for end users who purchase content for their smartphones and tablets without substantially increasing spending to market our products or increasing our development costs.

With respect to physical retail products we face many of the same challenges from large companies such as NIKE and Puma. In-particular, the golf fitness subcategory is a relatively new market overall. As an early player in the market we do have the advantage of being an early leader. As larger companies begin to focus on this market the level of competition will dramatically increase. This may affect our ability to differentiate our product or to gain exposure.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	greater experience with the digital publications and apps business model;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	larger installed customer bases from related platforms such as console gaming or social networking websites to which they can market and sell mobile games;

•	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

•	lower labor and development costs and better overall economies of scale;

•	greater resources to make acquisitions;

•	greater platform-specific focus, experience and expertise; and

•	broader global distribution and presence.

For more information on our competition, please see the risk factors described below.

Government Regulation

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in them being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution.

We are also subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users. We currently collect certain personally identifiable information regarding our customers, and expect in the future to collect additional personally identifiable information regarding our customers. Any concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. We post our privacy policy and our terms of service on our corporate website. In these policies, we describe our practices concerning the use, transmission and disclosure of the information that we collect regarding our users. Any failure by us to comply with our posted privacy policy, terms of service or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the mobile gaming industry is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We sometimes offer our customers various types of sweepstakes, giveaways and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

In addition, the advertisers that advertise with our apps are subject to Federal Trade Commission and state rules on advertising and marketing on the Internet, including truth-in advertising rules, online advertising disclosures and the CAN-SPAM Act (Controlling the Assault of Non-Solicited Pornography and Marketing Act) of 2003. To date, we have not been materially impacted by these rules because our platforms are designed to ensure that proper disclosures are made in connection with every publication. We cannot predict the impact of future regulations on either us or advertisers that advertise with our apps.

Further, because our services are available worldwide, certain foreign jurisdictions and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

Employees

As of December 31, 2012, we had a total of 4 employees, 2 of whom are full time employees. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Properties

Our principal executive office is located 5152 Oberlin Drive, Suite 106 San Diego, California 92121 and our telephone number is (858) 245-5179. On March 21, 2012, we executed a lease for our principal executive offices, which was in effect until September 20, 2012. The property is currently being rented on a month to month basis at a rate of $1,230 per month.

Legal Proceedings

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Reports filed with the SEC pursuant to the Exchange Act, including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Investors can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should not invest in our securities if you cannot afford to lose your entire investment. In deciding whether you should invest in our securities, you should carefully consider the following information together with all of the other information contained in this Current Report. Any of the following risk factors can cause our business, prospects, financial condition or results of operations to suffer and you to lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history and are subject to the risks encountered by early-stage companies.

LifeApps was organized in the state of California in July 2009. Because our operating company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

•	risks that we may not have sufficient capital to achieve our growth strategy;

•	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

•	risks that our growth strategy may not be successful; and

•	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our working capital deficiency, recurring net losses and negative cash flows from operations and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

We have incurred significant losses since inception, including a net loss of $33,001 in 2010, a net loss of $8,159 in 2011 and a net loss of $441,921 for the year ended December 31, 2012. As of December 31, 2012, we had an accumulated deficit of $485,380. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new apps, particularly those designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

If we are not able to generate a critical mass of sales of our apps and digital publications, we will not be able to make our business successful.

Sales of our App and digital publication product offerings to date have been minimal. We will have to expend considerable resources, financial and otherwise, to build our sales revenues to meaningful levels. If we are not successful in these efforts, we will not generate profits and we will not be able to create a financial return for our shareholders.

If we are not able to generate interest in our retail products, we will not be able to make our business successful.

Our retail products are a new avenue of business for us and we have no history in this business. We will have to expend considerable resources, financial and otherwise, to build our sales revenues to meaningful levels. If we are not successful in these efforts, we will not generate profits and we will not be able to create a financial return for our shareholders.

If we are unable to maintain good relationships with the mobile apps market platforms, our business will suffer.

Our primary distribution, marketing, promotion and payment platforms for our apps and digital publications are the Apple App Store, Apple Newsstand, Google Play and the Amazon Mobile Marketplace. We expect to generate a substantial portion of our revenue through these platforms for the foreseeable future. Any failure to establish effective relationships with one or more of these platforms, or a deterioration in any existing platform relationship, would harm our business and adversely affect the value of our common stock.

We are subject to various terms and conditions for application developers, which govern the promotion, distribution and operation of applications on the platforms where we sell our apps and digital publications. Our business would be harmed if any one or more of these platforms: discontinues or limits access to its platform by us and other App or digital publication developers; modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, changes how the personal information of its users is made available to application developers; establishes more favorable relationships with one or more of our competitors; or develops its own competitive offerings.

Inferior storefront featuring, or “deck placement,” would likely adversely impact our revenues and thus our operating results and financial condition.

The open nature of the digital storefronts where we sell our apps, such as the Apple App Store, Google’s Android Market and the Amazon Mobile Marketplace, substantially increases the number of our competitors and competitive products, which makes it more difficult for us to achieve prominent placement or featuring for our apps and digital publications. Our failure to achieve prominent placement or featuring for our apps and digital publications on the smartphone storefronts could result in our apps and publications not generating significant sales. It may also require us to expend significantly increased amounts to generate substantial revenues on these platforms, reducing or eliminating the profitability of publishing apps and digital publications for them. If these digital storefronts choose to give our apps and publications less favorable deck placement, our apps and publications may be less successful than we anticipate, our revenues may not grow and our business, operating results and financial condition may be materially harmed.

If we fail to generate revenues through the sale of advertising, our business plan may not be successful.

We expect to monetize our apps and digital publications through the sale of advertising, initially, through mobile advertising aggregators, and as we grow our product line, through broker advertising agreements with ad agencies and direct agreements with interested companies. If we are unable to actualize this aspect of our strategy, we may not be able to generate sufficient revenues to grow our business as we have planned.

Our growth prospects will suffer if we are unable to continue to develop successful apps and publications for mobile platforms.

Developing apps and publications for mobile platforms is an important component of our strategy. We have devoted and we expect to continue to devote substantial resources to the development of our mobile apps and publications, and we cannot guarantee that we will continue to develop such apps or publications that appeal to consumers or advertisers. The uncertainties we face include:

•	we have relatively limited experience working with mobile platform providers and other partners whose cooperation we may need in order to be successful;

•	we may encounter difficulties getting new apps and apps updates approved by platform review panels;

•	as platforms evolve, pre-existing code may become obsolete; and

•
we may encounter difficulty in developing new apps and publications or redesigning existing Apps for mobile platforms that a sufficient number of consumers will pay for or that advertisers will support.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop commercially viable apps and publications for mobile. If we do not succeed in doing so, our growth prospects will suffer.

Our growth strategy involves building a social media presence and, if we are not able to accomplish this, our business will suffer.

We intend to reposition our library of content to social networking outlets such as Facebook, Twitter and YouTube, where our brands are already being utilized, and other outlets such as Google+ and Internet TV. We also intend to integrate social sharing across these outlets, our mobile apps and our websites allowing health, fitness and sports users to build a community and distribute our enthusiast branded content to a wider audience of like-minded groups of people. If we are not able to accomplish these objectives, our future business will suffer.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We believe that the funds we raised in our private placement offering that closed on the date hereof will be sufficient to meet our presently anticipated working capital requirements for the foreseeable future. This belief is based on our operating plan which in turn is based on assumptions, which may prove to be incorrect. In addition, we may need to raise significant additional funds sooner in order to support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. If our financial resources are insufficient, we will require additional financing in order to meet our plans for expansion. We cannot be sure that this additional financing, if needed, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

The mobile application industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of mobile apps and related products and services to be introduced. Our competitors that develop apps vary in size and include both publicly-traded companies and privately-held companies. These companies may already have an established market in our industry, may have significantly greater financial and other resources than us and may have been developing their products and services longer than we have been developing ours.

Competition within the broader health, fitness and sports industries is intense and our existing and potential consumers may be attracted to competing forms of fitness products such as offline magazines, DVRs, CDs and other more traditional forms of healthy lifestyle support products.

Our consumers face a vast array of healthy lifestyle and exercise choices. Other forms of product distribution, such as traditional magazines, DVRs, CDs, television programs and local gym offerings are currently much larger and more well-established markets and may be perceived by our consumers to offer greater variety, affordability, interactivity and enjoyment. These other forms of products and services compete for the discretionary time and income of our consumers. If we are unable to sustain sufficient interest in our products and services in comparison to other forms, our business model may not be viable.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the mobile application market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with us, our revenue, financial results, and business may be significantly harmed.

The number of users visiting our websites and purchasing our apps is critical to our success. Our financial performance will be determined by our success in adding, retaining, and engaging active users. To the extent we do not attract additional users; our business performance will suffer. If users do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with competing products;

•	we fail to introduce new and improved products or if we introduce new products or services that are not favorably received;

•
we are unable to successfully balance our efforts to provide a compelling user experience with the decisions we make with respect to the frequency, prominence, and size of ads and other commercial content that we display;

•
we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	there are changes in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;

•	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

•	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience;

•	we fail to provide adequate customer service to users, developers, or advertisers;

•	we, our Platform developers, or other companies in our industry are the subject of adverse media reports or other negative publicity; or

•	our current or future products, such as the Facebook Platform, reduce user activity on Facebook by making it easier for our users to interact and share on third-party websites.

If we are unable to maintain and increase our user base and user engagement, our revenue, financial results, and future growth potential may be adversely affected.

Defects in our mobile apps may adversely affect our business.

Tools, code, subroutines and processes contained within our mobile apps may contain defects when introduced and also when updates and new versions are released. Our introduction of mobile apps with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Our success depends upon our proprietary technology. We rely primarily on copyright, service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

If we lose the services of our founder and Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, our founder and Chief Executive Officer, Robert Gayman, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Gayman or any other member of our senior management team. The loss of our founder and Chief Executive Officer, even temporarily, or any other member of senior management would harm our business.

If someone is injured and sues us and we are unsuccessful in defending the suit, we may not have the resources to settle any judgment.

If someone is injured while utilizing one of our apps they may decide to sue us and if we are unsuccessful in defending the law suit it could result in a judgment against us. We may not be able to pay such judgment which may cause the company to file for protection under the bankruptcy laws. We will attempt to insure against such action but there are no assurances that we will be able to get coverage at a rate which we can afford.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly App designers, are in high demand. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business as well as result in financial losses.

Industry Specific Risks

Our business is subject to risks generally associated with the entertainment and publishing industries, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment and publishing industries, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of our apps and the platforms on which they are sold; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of mobile applications, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to mobile applications covering issues such as:

•	user privacy;

•	taxation;

•	right to access personal data;

•	copyrights;

•	distribution; and

•	characteristics and quality of services.

The applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to mobile applications is uncertain. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our apps, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

Risks Related to the Merger

Because the Merger was a reverse merger, we may not be able to attract the attention of major brokerage firms, which may limit the liquidity of our Common Stock and may make it more difficult for us to raise additional capital in the future.

Additional risks may exist because the Merger was a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to resell their shares of Common Stock pursuant to Rule 144. In addition, securities analysts of major brokerage firms may not provide coverage of our Common Stock following the Merger because there may be little incentive for brokerage firms to recommend the purchase of our Common Stock. As a result, our Common Stock may have limited liquidity and investors may have difficulty selling it. In addition, we cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf if we seek to raise additional capital in the future. Our inability to raise additional capital may have a material adverse effect on our business.

If unknown pre-Merger liabilities should arise or known pre-Merger liabilities are not paid according to our agreement with the transferee, we may be required to divert our cash from other business purposes to discharge such liabilities, which may have an adverse effect on our post-Merger business.

Although we transferred certain assets and liabilities of ours relating to our pre-Merger shell operations in connection with the Merger, there can be no assurance that such transfer will release the Company of all such liabilities. If the transferee does not pay such liabilities or unknown liabilities arise, we may be required to divert cash from other business purposes to discharge such liabilities, which may have an adverse effect on our post-Merger business.

Risks Related to Our Common Stock

We do not expect to pay dividends on our Common Stock.

We have no plans to pay dividends on our Common Stock for the foreseeable future. Because we do not plan to pay dividends on our Common Stock, our stock may be less attractive to some investors, which could adversely affect our stock price.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our Common Stock. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

A trading market for our Common Stock may not develop or be sustained, and you may not be able to resell your Unit Shares or Warrant Shares.

No trading market for our Common Stock presently exists. We cannot assure you that a market for our Common Stock will develop in the foreseeable future or, if developed, that it will be sustained. As a result, you may not be able to resell your Unit Shares or Warrant Shares.

Our Common Stock will likely be considered a “penny stock,” which is likely to limit its liquidity and make it more difficult for us to raise additional capital in the future.

The market price of our Common Stock is, and will likely remain for the foreseeable future, less than $5.00 per share, and therefore will be a “penny stock” according to SEC rules, unless our Common Stock is listed on a national securities exchange. The OTC Bulletin Board is not a national securities exchange. Designation as a “penny stock” requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of current holders of our Common Stock to sell their shares. Such rules may also deter broker-dealers from recommending or selling the Common Stock, which may further limit its liquidity. This may also make it more difficult for us to raise additional capital in the future.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The future trading price of our common stock may become highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of December 31, 2012, there were 76,000,000 shares of our common stock and no shares of our preferred stock outstanding. There are 10,000,000 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, we have granted, to date, options to purchase 2,300,000 shares of our common stock.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants, as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our common stock.

Without any stockholder vote or action, our Board of Directors may designate and approve for issuance shares of our preferred stock. The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock.  The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of us or the removal of our management more difficult.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive office is located 5152 Oberlin Drive, Suite 106 San Diego, California 92121 and our telephone number is (858) 245-5179. On March 21, 2012, we executed a lease for our principal executive offices, which was in effect until September 20, 2012. The property is currently being rented on a month to month basis at a rate of $1,230 per month.

We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 1, 2012, our common stock became listed for quotation on the OTC Bulletin Board, originally under the symbol “PTRV.” Our symbol changed to “LFAP” on September 12, 2012 in connection with our name change to “LifeApps Digital Media Inc.” Since December 7, 2012, our common stock has been quoted solely on the OTC Markets QB tier.

The trading of our common stock began on March 26, 2012. The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value.

	High	Low

December 31, 2012	$0.45	$0.07
September 30, 2012	$0.35	$0.26
June 30, 2012	$0.25	$0.25
March 31, 2012	0.25	0.25

As of April 12, 2013 there were 76,000,000 shares of our common stock issued and outstanding, 6,000,000 shares issuable upon exercise of outstanding warrants and 2,300,000 shares issuable upon exercise of outstanding options. On that date, there were approximately 21 holders of record of shares of our common stock.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

On October 12, 2012, we completed a second closing of a private placement offering (the “Offering”) of 300,000 units of our securities, at a price of $0.20 per unit. Each unit consisted of one share of our common stock and a redeemable warrant to purchase one share of our common stock. The warrants are exercisable for a period of five years at a purchase price of $1.00 per share of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Annual Report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

LFAP is a digital media company operating through its wholly owned subsidiary, LifeApps, and focused on health, fitness and sports publications, applications (Apps) and next generation social networks.

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

We are in the development stage and have not as yet generated significant revenue. We have incurred losses from our inception, July 15, 2009, to December 31, 2012, of $485,380. Our operations are subject to all risks inherent in the establishment of a new business enterprise. Our operations have been limited to acquiring the necessary technology to begin offering health, fitness and sports digital publications in the form of a web-site and cross platform applications for mobile and tablet devices. There is no certainty that there will be sufficient funding available to continue our growth. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Developments and Trends

Merger

On September 20, 2012, we entered into the Merger Agreement and completed the Merger with LifeApps. As a result of the Merger, we acquired the business of LifeApps and will continue the existing business operations of LifeApps as our wholly owned subsidiary.

Financing Transaction

Concurrently with the closing of the Merger and in contemplation of the Merger, we completed an initial closing of a private placement offering of 5,700,000 units of our securities, at a price of $0.20 per Unit. Each Unit consists of one share of our common stock and a redeemable warrant to purchase one share of our common stock. The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of our common stock.

On the Closing Date, the investors in the Offering collectively purchased 5,700,000 Units for total cash consideration of $1,140,000. The proceeds from the Offering will be used to fund (1) the legal and accounting costs of the Merger as well as recurring legal and accounting expenses as a result of being a public company and (2) our existing operating deficits and working capital. We do not currently anticipate any material capital expenditures.

On October 12, 2102, we conducted a second closing of the Offering in which we sold 300,000 units for an aggregate additional amount of $60,000.

The total aggregate consideration from these transactions was $1,200,000. We incurred expenses of $14,748. The net proceeds were $1,185,252.

Acquisition of the Sports One Group Assets

On April 1, 2013, we closed the acquisition by LifeApps of substantially all of the assets of Sports One Group, an internet based wholesale supplier of fitness apparel and related items to the promotional products industry, for a purchase price of $99,500.

Critical Accounting Policies and Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC915”). We have not of yet generated significant operating revenues and have incurred losses from inception, July 15, 2009, through December 31, 2012 of $485,380. To date, we have funded our operations through advances from related parties and funding through third party equity and debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to generate profitable operations, and if needed the ability to raise capital sufficient to fund our commitments and ongoing losses.

Intangible Assets

Intangible assets are comprised of internet domain name costs, net of amortization. The internet domain name costs are being amortized over the expected useful life of the domain name which we estimate to be is three years from the date of registering the domain name. In accordance with ASC Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register an internet domain shall be capitalized.

Long-Lived Assets

In accordance with ASC 350, an intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the ASC Topic 360 Property, Plant and Equipment (“ASC 360”). Under ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using forecasted cash flows discounted using an estimated average cost of capital. There has been no impairment as of December 31, 2012 or 2011.

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

We also publish and sell digital magazines through the internet. Magazines can be purchased as individual volumes or as a subscription. To date subscription sales have been insignificant.

Cost of Revenue

Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine and ongoing web hosting costs.

Research and Development Costs, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the years ended December 31, 2012 and 2011. Research and development expenses amounted to $112,248 and $3,891 for the years ended December 31, 2012 and 2011, respectively, and $143,173 for the period from inception, July 15, 2009, to December 31, 2012 and were included in general and administrative expenses.

Advertising Costs

The Company recognizes advertising expense when incurred. Advertising expense was $39,002 and $1,854 for years ended December 31, 2012 and 2011, respectively, and $43,485 for the period from inception, July 15, 2009, to December 31, 2012.

Equity-Based Compensation

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

We issued options to purchase our common stock to employees under our 2012 Equity Incentive Plan which is a qualified stock option plan.

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The weighted average fair value of options granted during 2012 of $0.048 was estimated on the grant date using the Black-Scholes model with the following weighted average assumptions: expected volatility of 117%, expected term of 3 years, risk-free interest rate of .36% and no expected dividend yield.

Total compensation expense for the year ended December 31, 2012 of all stock based compensation recognized under ASC 718 was $23,865. There was no stock based compensation in any period prior to the year ended December 31, 2012.

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

During the next twelve months we anticipate we will utilize the proceeds of the recent financing in the following manor: 1) we will use approximately $100,000 for marketing cost; 2) approximately $100,000 for future application development; 3) approximately $150,000 for webhosting and other direct costs of revenue 4) approximately $110,000 to repay debt and the balance of approximately $640,000 will be used for general operating expenses.

Results of Operations

Year ended December 31, 2012 Compared to the Year ended December 31, 2011
(References to 2012 and 2011 are to the years ended December 31, 2012 and 2011 respectively, unless otherwise specified.)

We have conducted minimal operations through December 31, 2012 and we have not generated significant revenues during that period.

Revenues for 2012 and 2011 were $1,870 and $3,098 respectively; and revenues from inception, July 15, 2009 to December 31, 2012 were $6,310. During 2012, we published the first two editions of our YouWorkout digital magazine. The magazine may be purchased on-line as a single issue or as a subscription.

Cost of revenue includes amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Through June 30, 2012, we had no direct operating costs related to revenue. All of the cost of revenue, $33,892, was incurred during the second half of the year ended December 31, 2012. There were no direct costs related to revenue for 2011 as our sales during that period were from mobile applications and the costs were included in development costs. Cost of revenue for the period from inception, July 15, 2009 to December 31, 2012 was $33,892.

Our gross loss for 2012 was $32,022 as compared to a gross profit for 2011 of $3,098, and a gross loss of $27,582 for the period from inception, July 15, 2009 to December 31, 2012.

The following is a breakdown of our selling, general and administrative expenses for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011	Difference

Professional fees	$124,570	$1,500	$123,070
Website and application development costs	112,248	3,891	108,357
Personnel costs	43,522	-	43,522
Equity based payments	39,206	-	39,206
Marketing and advertising	39,002	1,854	37,148
Travel and entertainment	15,839	-	15,839
Rent expense	11,185	-	11,185
Other expenses	16,956	992	15,964
	$402,528	$8,237	394,291

The increase in general and administrative expenses results for our implementation of our business plan and cost incurred with the merger and cost of being a public company. The general and administrative expenses may not be indicative of our future operating costs as we are still in the development stage. We anticipate that our general and administrative costs will increase in all areas.

Professional fees increased as a result of cost incurred in anticipation of the merger and the cost of being a public company. We incurred costs of SEC counsel as well as auditing costs.

Website and application development fees increased as we prepared for the launch of our digital magazine and improvements in our website. In addition we incurred cost to update our existing product line to operate with the latest operating systems. Development is an ongoing cost and we anticipate that our development costs both for website and applications will increase in future periods.

Personnel cost increased as we began to hire those personnel necessary to operate the company and to implement our business plan. We currently have 4 employees.

Equity based payments represents an estimate of the fair value of share-based payment awards on the date of grant using an option-pricing model. During the year ended December 31, 2012, the Board of Directors authorized the issuance of 1,400,000 options to purchase shares of our common stock to employees and directors, and 900,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

Amounts charged to expense for the options paid to employees and non-employees were $23,865 and $15,341, respectively, for 2012. There were no equity based payments for any period prior to 2012.

All other expenses were incurred in the normal operations of the business.

We had net losses of $441,921 and $8,159 for 2012 and 2011, respectively; net losses of $485,380 for the period from inception, July 15, 2009, to December 31, 2012.

Year ended December 31, 2011 Compared to the Year ended December 31, 2010
(References to 2011 and 2010 are to the years ended December 31, 2011 and 2010 respectively, unless otherwise specified.)

We have conducted minimal operations through 2011 and we have not generated significant revenues during that period.

Revenues for 2011 and 2010 were $3,098 and $1,342, respectively.

Through 2011, we have had no direct operating costs related to revenue. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs. We anticipate incurring cost in these categories during the second half of 2012.

The following is a breakdown of our selling, general and administrative expenses for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010	Difference

Marketing	$1,854	$2,629	$(775)
Consulting Fees	1,500	-	1,500
Other	992	170	822
Website Development	1,280	26,074	(24,794)
Application Development	2,611	3,960	(1,349)
	$8,237	$32,833	$(24,596)

The general and administrative expenses may not be indicative of our future operating costs as we are still in the development stage. We anticipate that our general and administrative costs will increase in all areas.

Website development costs decreased from 2010 to 2011 as a result of timing issues. A major portion of our website development was begun in 2010. Development is an ongoing cost and we anticipate that our development costs both for website and applications will increase in future periods.

We had net losses of $8,159 and $33,001 for 2011 and 2010, respectively.

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

As of December 31, 2012, we had working capital of $781,891 as compared to negative working capital of $511 at December 31, 2011.

During the years ended December 31, 2012 and 2011, financing activities provided cash of $1,181,302 and $14,774, respectively. During the year ended December 31, 2012 we engaged in a private placement of 6,000,000 units which included common stock and warrants which provided $1,185,252 in cash. During the year ended December 31, 2011 shareholders contributed capital of $3,990. During the year ended December 31, 2012 we borrowed $115,000 which was repaid out of the proceeds of the equity offering. In addition, related parties provided financing of $29,500 and $12,684 during the years ended December 31, 2012 and 2011, respectively. We repaid $33,450 and $1,900 during the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012 investing activities used cash of $3,472 for the purpose of acquiring and registering domain names.

We believe that the amount raised in the Offering will be sufficient to allow us to implement our business plan for at least the next 12 months. However, if we are unable to generate sufficient cash flow from operations in addition to the recent financing we will be required to raise additional funds either in the form of capital or debt. There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and although it did not identify any material weaknesses in our internal control over financial reporting as of the Evaluation Date, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

•
We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•
We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

•	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Management believes that the deficiencies set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the possible material weakness noted above with our independent registered public accounting firm. Due to the nature of this possible material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We expect to increase our personnel resources and technical accounting expertise within the Company’s accounting function. We also plan to appoint one or more additional outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more additional independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name	Age	Title

Robert R. Gayman	52	Chief Executive Officer, President and Director

Arnold Tinter	67	Chief Financial Officer, Treasurer, Secretary and Director

Howard Fuller	49	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Robert R. Gayman, Chief Executive Officer, President, Chairman of the Board of Directors

Robert R. Gayman was appointed as our Chief Executive Officer, President and Chairman of the Board of Directors on September 20, 2012. He has served as Chief Executive Officer of our wholly-owned subsidiary, LifeApps, Inc., since July 15, 2009. Mr. Gayman has been a leader in the development and commercialization of software for over 20 years. The majority of his career has been dedicated to the technology sector, focusing on emerging technologies in such fields as interactive gaming and mobile devices. From August, 2000 to May, 2012, he served as Chief Executive Officer for Dolphin Interactive Inc., a company which he started and is a sales, marketing and consultancy company specializing in sales and marketing services to technology consumer package goods companies from fortune 500 companies to start-up entities, where his responsibilities included overall operational responsibility. In addition, from 2005 Robert additionally acts as a Senior Associate to Consulting firm Fuller Jones Associates in the areas of retail, entertainment and digital media consulting projects on an assignment basis. Prior to that, from 1995 to 2000, he was the Western Regional Sales Manager at SONY Computer Entertainment of America, a diversified technology and entertainment company, where he directed sales activities to the company’s top tier accounts including Best Buy, Target and Walmart.

Mr. Gayman received a Bachelor of Arts degree in general studies in 1984 from University of Iowa.

Mr. Gayman has extensive experience with the development and commercialization of software, including sales management positions at several top gaming companies. We believe his background will provide us with invaluable insight into our customers’ needs and requirements, and makes him an ideal fit to serve as our Chief Executive Officer, President and Chairman of the Board of Directors.

Arnold Tinter, Chief Financial Officer, Treasurer, Secretary, Director

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary on September 20, 2012. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc. is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. Mr. Tinter provides Chief Financial Officer (“CFO”) services to a number of public companies, including LifeApps Digital Media Inc., Agrisolar Solutions, Inc., Barfresh Food Group Inc., T.O Entertainment Inc. and Arvana Inc. From 2006 to 2010 Mr. Tinter provided CFO services to Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. From May 2001 to May 2003, he served as CFO of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990, Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, and retail industries. In addition to the Company, Mr. Tinter currently serves as a director of Avana Inc. and Barfresh food Group Inc., both public companies. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a certified public accountant in Colorado and New York.

Based upon Mr. Tinter’s years of experience as a certified public accountant and a financial consultant as described above, including his service to a number of public companies, we believe that Mr. Tinter has the specific experience, qualifications, attributes and skills necessary to serve as our Chief Financial Officer and a member of our Board of Directors.

Howard Fuller, Director

Howard Fuller was appointed as a member of our Board of Directors on September 20, 2012. Dr. Fuller is a hands-on corporate executive with over 15 years of experience in Business Management Consulting, R&D, NPI and Manufacturing. From 2004 to the present, he served as Chief Executive Officer for Fuller, Jones & Associates, Inc., a company that provides consultancy and analytic services to a variety of industries from startups to fortune 500 companies. Additionally, from 2008 to present, he was the Chief Executive Officer at SECCO2 Engines, Inc., an engine technology company serving the stationary and mobile engine markets. Prior to leading startup companies, Dr. Fuller was a corporate executive at several large organizations including Solectron, SanDisk and Amyris. Dr. Fuller is also an Adjunct Professor at San Jose State University’s Engineering Department, has published over 25 papers in leading journals, and has a Ph.D. in Industrial Engineering from the University of Wisconsin-Madison, with an M.S. in Statistics and B.S. in Mathematics.

Dr. Fuller brings to our Board a wealth of experience derived from his services as an executive in various businesses, including technology start-ups. He has demonstrated strong business acumen and ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards. Because of these factors, we believe Mr. Fuller has the appropriate qualifications to serve on our Board of Directors.

Board of Directors and Corporate Governance

Our Board of Directors consists of three (3) members. On the Closing of the Merger, Andrew Listerman and Jon Albaugh, members of Pubco’s Board of Directors, resigned, and simultaneously therewith, a new Board of Directors was appointed. The new Board consists of Robert Gayman, Arnold Tinter and Howard Fuller.

Board Independence and Committees

We are not currently listed on any national securities exchange or quoted on an inter-dealer quotation system that has a requirement that certain of the members of the Board of Directors be independent. However, the Board of Directors has made a determination as to which of its members are independent. In evaluating the independence of its members and the composition of the committees of the Board of Directors, the Board utilizes the definition of “independence” developed by the Nasdaq Stock Market and in SEC rules, including the rules relating to the independence standards in audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

The Board of Directors expects to continue to evaluate whether and to what extent the members of the Board and its committees are independent. The Company intends to appoint persons to the Board and committees of the Board who will meet the corporate governance requirements imposed by a national securities exchange. Therefore, the Company expects that a majority of its directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of SEC rules.

Additionally, the Board of Directors is expected to appoint an audit committee, governance committee and compensation committee and to adopt charters relative to each such committee.

We believe that Mr. Fuller is currently an “independent” director as that term is defined by the listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards for audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Audit Committee Financial Expert

We have no separate audit committee at this time. The entire Board of Directors shall oversee our audits and auditing procedures.

Advisory Board

LifeApps expects to create and name members to an Advisory Board during our 2013 fiscal year. To better understand the markets we are entering into, and to make sure our products are of the highest quality and relevance to users, LifeApps will invite professional athletes and industry specialists to join an Advisory Board. These individuals will occasionally sit in on Company meetings, visit trade-shows and industry events, and provide their recommendations and advice to the Company. Individuals will be assigned to the Advisory Board for a period of one year, and can be asked to continue serving on the Advisory Board annually.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written Code of Ethics. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our Chief Executive Officer, c/o LifeApps Digital Media Inc., 5752 Oberlin Drive, #106, San Diego, CA 92121.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2012, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, satisfied their Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2012 and 2011 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2012; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2012; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2012 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2012.

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Option Awards ($)		Total ($)

Robert Gayman, Chief Executive Officer	2012	$43,750	$49,099	(1)	$92,849
	2011	$-	$-		$-

Arnold Tinter Chief Financial Officer	2012	$30,000	$12,088	(2)	$42,088
	2011	$-	$-		$-

(1)
Amount represents the grant date fair value of an incentive stock option to purchase 850,000 shares of our common stock at exercise price of $0.07, awarded to Mr. Gayman. The award was valued using the Black-Sholes model with the following assumptions: fair value of the sock, $0.07, exercise price $0.07, term 3 years, no dividend yield, expected volatility 117%, weighted average risk free interest rate 0.36%.

(2)
Amount represents the grant date fair value of an incentive stock option to purchase 250,000 shares of our common stock at exercise price of $0.07, awarded to Mr. Tinter. The award was valued using the Black-Sholes model with the following assumptions: fair value of the sock, $0.07, exercise price $0.07, term 3 years, no dividend yield, expected volatility 117%, weighted average risk free interest rate 0.36%.

Employment Agreements

On September 20, 2012, Robert Gayman, our CEO, entered into an employment contract, the significant terms of which are as follows:

•	period of employment is twenty four (24) months;

•	annual base salary of $150,000 per annum;

•	annual bonus at such time and in such amount as may be determined by the Board of Directors; and

•	participation in 2012 Equity Incentive Plan as determined by the Board of Directors.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2012

Pursuant to the 2012 Equity Incentive Plan, on December 24, 2012, the Board of Directors authorized the issuance of 850,000 options to purchase shares of our common stock to Robert Gayman our Chief Executive Officer and 250,000 options to Arnold Tinter our Chief Financial Officer. One third of the options vested on that date and one third vest on each of the six month and one year anniversaries of the date of grant. The exercise price of the options was equal to the fair value of our common stock on the date of grant and have a three year life.

Director Compensation for the Year ended December 31, 2012

Prior to the Merger, directors were not compensated for services on the Board of Directors. Following the Merger, our directors will be entitled to receive compensation as determined by the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 12, 2013, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o LifeApps Digital media Inc., 5752 Oberlin Drive, #106, San Diego, CA 92121.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Robert Gayman	38,783,334 (3)	50.84%
Arnold Tinter	1,083,334(4)	1.22%
Howard Fuller	333,334 (5)	*

All directors and executive officers as a group (3 persons)	40,200,002	52.62%

MarketByte LLC 4653 Carmel Mtn Rd Suite 308-402 San Diego, CA 92130	5,476,505	7.2%

Desert Lake Advisors PO Box 5020-106 Rancho Santa Fe, CA 92067	5,000,000	6.58%
___________
*Less than 1%

1
Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed, which includes shares of common stock that such persons have the right to acquire within 60 days from April 12, 2013.

2	Percentages are based upon 76,000,000 shares of our common stock outstanding as of April 12, 2013.

3	Includes 283,334 shares of our common stock that may be issued within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan. Does not include 566,666 shares of our common stock issuable upon vesting of options granted under our 2012 Equity Incentive Plan, which will vest in two equal installments on June 23, 2013 and December 23, 2013.

4	Includes 83,334 shares of our common stock that may be issued within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan. Does not include 166,666 shares of our common stock issuable upon vesting of options granted under our 2012 Equity Incentive Plan, which will vest in two equal installments on June 23, 2013 and December 23, 2013.

5	Includes 33,334 shares of our common stock that may be issued within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan. Does not include 66,666 shares of our common stock issuable upon vesting of options granted under our 2012 Equity Incentive Plan, which will vest in two equal installments on June 23, 2013 and December 23, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 10, 2012, our Board of Directors and stockholders owning a majority of our outstanding shares adopted our 2012 Equity Incentive Plan. A total of 10,000,000 shares of our common stock are reserved for issuance under the 2012 Plan. If an incentive award granted under the 2012 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	2,300,000	$0.07	7,700,000
Equity compensation plans not approved by securities holders	—	—	—

Total	2,300,000		10,000,000

As of the date of this Annual Report, we have authorized for issuance stock options under the 2012 Plan to employees to purchase an aggregate of 10,000,000 shares of our common stock. Of these 2012 Plan options, (i) three-year options for 1,400,000 shares, with an exercise price of $0..07 per share, have been granted and (ii) three-year options for 900,000 shares, with an exercise price of $0.07 per share, have been granted.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

2012 Equity Incentive Plan

The Board of Directors and stockholders owning a majority of our outstanding shares adopted the 2012 Equity Incentive Plan (the “2012 Plan”) on September 10, 2012. A total of 10,000,000 shares of our common stock are reserved for issuance under the 2012 Plan. If an incentive award granted under the 2012 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Plan.

Shares issued under the 2012 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2012 Plan. In addition, the number of shares of common stock subject to the 2012 Plan and the number of shares and terms of any incentive award are expected to be adjusted in the event of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2012 Plan. Subject to the terms of the 2012 Plan, the compensation committee would have complete authority and discretion to determine the terms of awards under the 2012 Plan.

Eligible Recipients

Any officer or other employee of the Company or its affiliates, or an individual that the Company or an affiliate has engaged to become an officer or employee, or a consultant or advisor who provides services to the Company or its affiliates, including a non-employee director of the Board, is eligible to receive awards under the 2012 Plan.

Grants

The 2012 Plan authorizes the grant to eligible recipients of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and stock appreciation rights, as described below:

•
Options granted under the 2012 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant. Such awards may include vesting requirements.

•
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	Stock awards are permissible. The compensation committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

•
Stock appreciation rights or SARs, entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board may amend, suspend or terminate the 2012 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2012 Plan terminates ten years after it is adopted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions Involving LFAP and/or LFAP Stockholders

Split-Off and Release

Immediately following the closing of the Merger, LFAP transferred all of its pre-Merger operating assets and liabilities to Split Corp. through the exchange of 90,000,000 shares of our common stock held by the Split-Off Shareholder for all of the issued and outstanding shares of common stock of Split Corp.

Transactions involving LifeApps and/or LifeApps Stockholders

Employment Agreements

On September 20, 2012, Robert Gayman, our CEO, entered into an employment contract, the significant terms of which are as follows:

•	period of employment is twenty four (24) months;

•	annual base salary of $150,000 per annum;

•	annual bonus at such time and in such amount as may be determined by the Board of Directors; and

•	participation in 2012 Equity Incentive Plan as determined by the Board of Directors.

Lock-up Agreements

Officers, directors, key employees and holders of 10% or more of the Company’s common stock have agreed to “lock-up” and not sell or otherwise transfer or hypothecate any of their Company shares, including shares that maybe issued upon exercise of Merger warrants for a term of 12 months from the Closing Date, except in certain limited circumstances.

Sales by LifeApps

On September 7, 2012, LifeApps LLC, a California limited liability company, was converted into LifeApps, a Nevada corporation. Upon completion of this conversion, LifeApps LLC ceased to exist by operation of law. As a result of this conversion, the members of LifeApps LLC, in exchange for their units of limited liability company membership interest in LifeApps LLC, received an aggregate of 10,000 shares of common stock of LifeApps. The issuance of these LifeApps shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act which exempts transactions by an issuer not involving any public offering.

Sales by Pubco

In connection with the Merger, we agreed to issue an aggregate of 40,000,000 shares of our common stock to the stockholders of LifeApps. The issuance of shares of our common stock to the LifeApps stockholders in connection with the Merger was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

We sold an aggregate of 6,000,000 PPO Units in an Offering of securities at a price of $0.20 per PPO Unit for gross proceeds of $1,200,000. We incurred cost of $14,748 for net proceeds of $1,185,252. Each unit consists of one share of our common stock and a warrant to purchase one share of our common stock at a purchase price of $1.00 per full share. The Offering was made only to accredited investors, as defined under Regulation D, Rule 501(a) and non-“U.S. Persons” as defined in Regulations S.

Director Independence
We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by Eide Bailly LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2012 and 2011 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2012	Fiscal year ended December 31, 2011

Audit fees (1)	$12,585	$9,300
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$12,585	$9,300

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2012, were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated as of September 20, 2012 by and among Registrant, LifeApps Acquisition Corp., and LifeApps Inc. (1)

2.2	2.2	Articles of Merger dated as of September 20, 2012 for the merger of LifeApps Acquisition Corp. into LifeApps Inc. (1)

2.3	2.1	Asset Acquisition Agreement Among the Registrant, LifeApps Inc. and Edward D. Laffey dated March 29, 2013 (4)

3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant dated August 23, 2012 (1)

3.2	3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2012 (2)

4.1	4.1	Form of Investor Warrant issued the investors in the September 2012 Private Placement Offering (1)

10.1	10.1	Split-Off Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp., and Andrew Listerman (1)

10.2	10.2	General Release Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp. and Andrew Listerman (1)

10.3	10.3	Form of Subscription Agreement between Registrant and the investors in the Private Placement Offering (1)

10.4	10.4	Subscription Escrow Agreement dated August 27, 2012, by and among the Registrant and Gottbetter & Partners, LLP (1)

10.5	10.5	Employment Agreement dated September 20, 2012 between Registrant and Robert R. Gayman (1)

10.6	10.6	Registrant’s 2012 Equity Incentive Plan (1)

10.7	10.7	Form of Lock-Up Agreement (1)

10.8	10.8	Mobile App Agreement between LifeApps and Rachel Buehler dated May 7, 2012 (1)

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter, dated November 5, 2012, from Li & Company, P.C. (3)

21.1	21.1	List of Subsidiaries (1)

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	*	XBRL Instance Document***

101.SCH	*	XBRL Schema Document***

101.CAL	*	XBRL Calculation Linkbase Document***

101.DEF	*	XBRL Definition Linkbase Document***

101.LAB	*	XBRL Label Linkbase Document***

101.PRE	*	XBRL Presentation Linkbase Document***
___________
* Filed/Furnished herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

*** This XBRL exhibit is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)
Filed with the Securities and Exchange Commission on September 25, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 20, 2012, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on March 29, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 29, 2012, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on November 6, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated October 31, 2012, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on April 4, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 29, 2013, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEAPPS DIGITAL MEDIA INC.

Dated: April 12, 2013	By:	/s/ Robert Gayman
	Name:	Robert Gayman
	Title:	Chief Executive Officer

Dated: April 12, 2013	By:	/s/ Arnold Tinter
	Name:	Arnold Tinter
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Gayman	Chief Executive Officer (Principal Executive Officer) and Chairman of	April 12, 2013
Robert Gayman	the Board of Directors

/s/ Arnold Tinter	Chief Financial Officer (Principal	April 12, 2013
Arnold Tinter	Financial and Accounting Officer)

/s/ Howard Fuller	Director	April 12, 2013
Howard Fuller

LifeApps Digital Media Inc.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and the period from July 15, 2009 (inception) through December 31, 2012	F-3

Consolidated Statements of Equity for the period from July 15, 2009 (inception) through December 31, 2012	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and the period from July 15, 2009 (inception) through December 31, 2012	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of LifeApps Digital Media Inc.

We have audited the accompanying consolidated balance sheets of LifeApps Digital Media Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and for the period from July 15, 2009 (inception) through December 31, 2012. LifeApps Digital Media Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeApps Digital Media Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the period from July 15, 2009 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has suffered recurring losses which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP
Greenwood Village, Colorado April 12, 2013

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash	$791,065	$698
Prepaid expenses	5,985	10,000
Other current assets	39,375	-
Total current assets	836,425	10,698
Intangible asset, net of amortization	4,666	4,531
Total Assets	$841,091	$15,229

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,988	$425
Accrued liabilities	9,712	-
Amount due to related party	6,834	10,784
Total current liabilities	54,534	11,209

Stockholders'' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized, 76,000,000 and 40,000,000 shares issued and outstanding, as of December 31, 2012 and 2011, respectively	76,000	40,000
Additional paid in capital	1,195,937	7,479
Deficit accumulated during development stage	(485,380)	(43,459)
Total stockholders’ equity	786,557	4,020
Total Liabilities and Stockholders’ Equity	$841,091	$15,229

See the accompanying notes to the financial statements

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	For the year ended December 31,		For the period from July 15, 2009 (Inception) through December 31,
	2012	2011	2012

Revenue	$1,870	$3,098	$6,310

Cost of revenue	33,892	-	33,892

Gross profit (loss)	(32,022)	3,098	(27,582)

Operating expenses:
General and administrative	402,528	8,237	445,897
Amortization	3,337	3,020	7,867
Total operating expenses	405,865	11,257	453,764

Operating loss	(437,887)	(8,159)	(481,346)

Interest expense, net of interest income of $23	4,034	-	4,034

Net (loss)	$(441,921)	$(8,159)	$(485,380)

Per share information - Basic and fully diluted
Weighted average shares outstanding	50,058,152	40,000,000	42,514,538
Net (loss) per share	$(0.01)	$(0.00)	$(0.01)

See the accompanying notes to the financial statements

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
 Consolidated Statements of Equity
For the Period From July 15, 2009 (Inception) to December 31, 2012

	Common Stock		Additional paid in	Deficit Accumulated During Development
	Shares	Amount	capital	Stage	Total

Issuance of common stock, $0.001 par value (restated)	40,000,000	$40,000	$(39,000)	$-	$1,000
Net (loss) for the period from July 15, 2009 to December 31, 2009	-	-	-	(2,299)	(2,299)
Additional capital contribution	-	-	42,489	-	42,489
Net loss for the year ended December 31, 2010	-	-	-	(33,001)	(33,001)

Balance December 31, 2010	40,000,000	40,000	3,489	(35,300)	8,189
Additional capital contribution	-	-	3,990	-	3,990
Net (loss) for the year ended December 31, 2011	-	-	-	(8,159)	(8,159)

Balance December 31, 2011	40,000,000	40,000	7,479	(43,459)	4,020
Issuance of stock and warrants for cash	6,000,000	6,000	1,179,252	-	1,185,252
Effect of reverse merger and recapitalization	30,000,000	30,000	(30,000)	-	-
Fair value of stock option	-	-	39,206	-	39,206
Net loss for the year ended December 31, 2012	-	-	-	(441,921)	(441,921)
Balance December 31, 2012	76,000,000	$76,000	$1,195,937	$(485,380)	$786,557

See the accompanying notes to the financial statements

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
 Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For the period from July 15, 2009 (Inception) through December 31,
	2012	2011	2012
Cash flow from operating activities:
Net (loss) for the period	$(441,921)	$(8,159)	$(485,380)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of patent	3,337	3,020	7,867
Equity based payments	39,206	-	39,206
Changes in operating assets and liabilities
Prepaid expenses	4,015	(10,000)	(5,985)
Deposits	(39,375)	-	(39,375)
Accounts payable	37,563	425	37,988
Accrued expenses	9,712	-	9,712
Net cash used in operations	(387,463)	(14,714)	(435,967)

Cash flow from investing activities:
Investment in intangible assets	(3,472)	-	(12,533)
Net Cash used in investing activities	(3,472)	-	(12,533)

Cash flow from financing activities:
Issuance of common stock and warrants for cash	1,185,252	-	1,185,252
Capital contribution	-	3,990	47,479
Advances from related party	29,500	12,684	42,184
Repayments to related party	(33,450)	(1,900)	(35,350)
Short term borrowing	115,000	-	115,000
Repayment of short term borrowing	(115,000)	-	(115,000)
Net cash provided by financing activities	1,181,302	14,774	1,239,565

Net increase (decrease) in cash	790,367	60	791,065
Cash at beginning of period	698	638	-
Cash at end of period	$791,065	$698	$791,065

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,055	$-	$4,055

See the accompanying notes to the financial statements

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC915”). We have not as of yet generated significant operating revenues and have incurred losses from inception, July 15, 2009, through December 31, 2012 of $485,380. To date, we have funded our operations through advances from related parties and funding through third party equity and debt financing. We plan on continuing to seek out additional third party financing until such time as our operations produce positive cash flow. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to generate profitable operations, and if needed the ability to raise capital sufficient to fund our commitments and ongoing losses.

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

For financial reporting purposes, the transaction will be accounted for as a “reverse merger” rather than a business combination, because the sellers of LifeApps effectively control the combined companies immediately following the transaction. As such, LifeApps is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a reverse acquisition by LifeApps. Accordingly, the assets and liabilities and the historical operations, from its inception July 15, 2009, that will be reflected in our ongoing financial statements, will be those of LifeApps and will be recorded at the historical cost basis of LifeApps. The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of LifeApps after consummation of the transaction. Our historic capital accounts will be retroactively adjusted to reflect the equivalent number of shares issued by it in the transaction while LifeApps historical retained earnings will be carried forward. Our historical financial statements before the transaction will be replaced with the historical financial statements of LifeApps before the transaction in all future filings with the Securities and Exchange Commission, or SEC. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiary, Lifeapps. All material inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less, at the time of purchase, to be cash equivalents.

Concentration of Credit Risk
The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2012. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

Intangible Assets
Intangible assets are comprised of internet domain name costs, net of amortization. The internet domain name costs are being amortized over the expected useful life of the domain name which we estimate to be is three years from the date of registering the domain name. In accordance with ASC Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register an internet domain shall be capitalized.

Long-Lived Assets
In accordance with ASC 350, an intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the ASC Topic 360 Property, Plant and Equipment (“ASC 360”). Under ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using forecasted cash flows discounted using an estimated average cost of capital. There has been no impairment as of December 31, 2012 or 2011.

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

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

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

We also publish and sell digital magazines through the internet. Magazines can be purchased as individual volumes or as a subscription. To date subscription sales have been insignificant.

Cost of Revenue
Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine and ongoing web hosting costs.

Research and Development Costs, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the years ended December 31, 2012 and 2011. Research and development expenses amounted to $112,248 and $3,891 for the years ended December 31, 2012 and 2011, respectively, and $143,173 for the period from inception, July 15, 2009, to December 31, 2012 and were included in general and administrative expenses.

Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was $39,002 and $1,854 for years ended December 31, 2012 and 2011, respectively, and $43,485 for the period from inception, July 15, 2009, to December 31, 2012.

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

For the years ended December 31, 2012 and 2011 and for the period from July 15, 2009 (inception) to December 31 2012 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the year ended December 31, 2012 was $11,185. There was no rent expense in any periods prior to the year ended December 31, 2012.

Equity-Based Compensation
Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

We issued options to purchase our common stock to employees under our 2012 Equity Incentive Plan which is a qualified stock option plan.

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The weighted average fair value of options granted during 2012 of $0.048 was estimated on the grant date using the Black-Scholes model with the following weighted average assumptions: expected volatility of 117% (derived using comparable companies as the Company does not have sufficient trading history), expected term of 3 years, risk-free interest rate of .36% and no expected dividend yield.

Total compensation expense for the year ended December 31, 2012 of all stock based compensation recognized under ASC 718 was $23,865. There was no stock based compensation in any period prior to the year ended December 31, 2012.

Recent Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3. Intangible Assets

At December 31, 2012 and 2011, intangible assets consist of the following:

	2012	2011

Internet domain names	$12,533	$9,061
Less accumulated amortization	(7,867)	(4,530)
	$4,666	4,531

The amounts carried on the balance sheet represent the cost of acquiring the internet domain names from third parties and the costs relating to the registration of the internet domain names incurred by us.

The amount charged to expenses for amortization of the internet domain names for the years ended December 31, 2012 and 2011 were $3,337 and $3,020, respectively and $7,867 for the period from inception, July 15, 2009, to December 31, 2012.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Estimated future amortization expense related to the intangibles as of December 31, 2012 is as follows:

Year	Amortization

2013	2,667
2014	1,157
2015	842
$4,666

Note 4. Amount Due to Related Party

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Amount due related party represents amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at December 31, 2012 and 2011 was $6,834 and $10, 784, respectively. The maximum amount owed to the related party during the years ended December 31, 2012 and 2011 were $27,334 and $10,784, respectively.

Note 5. Debt Financing

During the year ended December 31, 2012, we borrowed and repaid two notes in the aggregate amount of $115,000. The notes bore interest at a rate of 10% per annum. Interest expense paid on the notes was $4,057.

Note 6. Stockholders’ Equity

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

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

All share amounts in these financial statements give effect to the forward stock split including those applicable to periods prior to the forward stock split.

Concurrently with the Merger we completed the closing of a private offering (the “Offering”) of 6,000,000 units of our securities (the “PPO Units”), at a price of $0.20 per PPO Unit for aggregated consideration of $1,200,000. Expenses of the offering were $14,748. Each PPO Unit consists of one share of our common stock and a redeemable warrant (the “Investor Warrant”) to purchase one share of our common stock. The Investor Warrants are exercisable for a period of five years at a purchase price of $1.00 per share of our common stock.

The fair value of the Investor Warrants, $654,120, was estimated at the date of grant using the Black-Sholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the Investor Warrants of $654,120 has been included in the total additional paid in capital value of $1,179,252 on the consolidated statement of equity. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	5
Volatility	117.00	% (derived using comparable companies)
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

Note 7. Stock Based Compensation

During September 2012, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2010 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors.

During the year ended December 31, 2012, the Board of Directors authorized the issuance of 1,400,000 options to purchase shares of our common stock to employees and directors, and 900,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

Amounts charged to expense for the options paid to employees and non-employees was $23,865 and $15,341, respectively, for the year ended December 31, 2012. There were no expenses for any period prior to the year ended December 31, 2012.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2012	-	$			$-
Granted	1,400,000		$0.07		-
Exercised	-	$			-
Cancelled	-	$			-
Outstanding December 31, 2012	1,400,000		$0.07	3	$-
Exercisable December 31, 2012	466,667		$0.07	3	$-

We will recognize compensation expense of $43,827 in future periods through December 31, 2013.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

The following is a summary of stock options issued to non-employees:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2012	-	$			$-
Granted	900,000		$0.07		-
Exercised	-	$			-
Cancelled	-	$			-
Outstanding December 31, 2012	900,000		$0.07	3	$-
Exercisable December 31, 2012	300,000		$0.07	3	$-

We will recognize expense of $28,175 in future periods through December 31, 2013.

There were no options granted in any period prior to the year ended December 31, 2012.

Note 8. Outstanding Warrants

The following is a summary of outstanding warrants as of December 31, 2012:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units	6,000,000	$1.00	4.72	$-

Note 9. Income Taxes

We account for income taxes under ASC 740. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Prior to September 20, 2012 our wholly owned subsidiary, Lifeapps, was a limited liability company, accordingly no provision for income taxes has been made in the accompanying financial statements for the period from January 1, 2012 until September 20, 2012 nor for the year ended December 31, 2011, as taxable income or losses are reportable on the tax returns of the members of the Company.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Income tax provision (benefit) for the year ended December 31, 2012, is summarized below:

Current:
Federal	$-
State	-
Total current	-
Deferred:
Federal	(71,500)
State	(19,300)
Total deferred	(90,800)
Increase in valuation allowance	90,800
Total provision	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2012 are as follows:

Income tax provision at the federal statutory rate	34.0%
State income taxes, net of federal benefit	5.5%
Effect of net operating loss	(39.5%)
0.0%

Components of the net deferred income tax assets at December 31, 2012 were as follows:

Net operating loss carryovers	$74,300
Effect of stock options	16,500
Valuation allowance	(90,800)
$-

In accordance with ASC 740, at December 31, 2012 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $90,800.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns for the years ended December 31, 2010, 2011 and 2012. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Note 10. Earnings Per Share

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). The dilutive earnings per share was not calculated because the Company recorded net losses for the years ended December 31, 2012 and 2011 and for the period from inception, July 15, 2009, to December 31, 2012, and the outstanding stock options, warrants and convertible note are anti-dilutive.

LifeApps Digital Media Inc.
(Formerly Prime Time Travel Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Note 11. Business Segments

We operate in only one segment and geographic location.

Our sales are normally made through third party portals and no single customer accounts for 10% or more of our revenue.

Note 12. Subsequent Events

We evaluated all of our activity and concluded the following subsequent events would require recognition or disclosure in our financial statements:

On April 1, 2013, we entered into an Asset Purchase Agreement with Sports One Group and Performance Gear (“Sports One Group”), a sole proprietorship, to purchase certain assets related to a gateway platform which matches sports apparel manufacturers with distributors and purchasers. The purchase price of the assets is $99,500. In accordance with the guidance of ASC Topic 805, Business Combinations (“ASC 8058”) we determined that the assets acquired constitute a business and we acquired 100% of the business. We acquired the business in order to expand our electronic and mobile commerce (e-commerce and m-commerce) businesses to include health fitness and sports apparel.

No amount of revenue or earnings of Sports One Group were recognized in the period from July 15, 2009 (inception) through December 31, 2012.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**
______________
* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

** This XBRL exhibit is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.