Form 10-Q
period 2013-03-31
LIFEAPPS DIGITAL MEDIA INC.
filed 2013-05-07
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54867

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

As of May 7, 2013 there were issued and outstanding 76,000,000 shares of Common Stock, $0.001 par value.

Table of Contents

FORM 10-Q
LIFEAPPS DEGITAL MEDIA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.
March 31, 2013 and 2012

LifeApps Digital Media Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$450,227	$791,065
Prepaid expenses	2,417	5,985
Deposits	85,219	39,375
Total current assets	537,863	836,425
Restricted cash	102,088	-
Intangible asset, net of amortization	14,803	4,666
Fixed assets, net of depreciation	1,123	-
Total Assets	$655,877	$841,091

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,765	$37,988
Accrued liabilities	8,376	9,712
Deferred revenue	8,052	-
Amount due to related party	6,487	6,834
Total current liabilities	42,680	54,534

Stockholders'' Equity
Preferred stock, $.001 par value, none issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized, 76,000,000 shares issued and outstanding, as of March 31, 2013 and December 31, 2012	76,000	76,000
Additional paid in capital	1,223,408	1,195,937
Deficit accumulated during development stage	(686,211)	(485,380)
Total stockholders’ equity	613,197	786,557
Total Liabilities and Stockholders’ Equity	$655,877	$841,091

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the period from July 15, 2009(Inception) through
	2013	2012	March 31, 2013

Revenue	$340	$583	$6,650

Cost of revenue	-	-	33,892

Gross profit (loss)	340	583	(27,242)

Operating expenses:
General and administrative	199,791	7,347	645,688
Depreciation and amortization	1,395	755	9,262
Total operating expenses	201,186	8,102	654,950

Operating loss	(200,846)	(7,519)	(682,192)

Interest expense (income)	(15)	-	4,019

Net (loss)	$(200,831)	$(7,519)	$(686,211)

Per share information - basic and fully diluted:
Weighted average shares outstanding	76,000,000	40,000,000	43,165,399

Net (loss) per share	$(0.00)	$(0.00)	$(0.02)

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the period from July 15, 2009 (Inception) through
	2013	2012	March 31, 2013

Net cash used in operations	$(225,748)	$2,810	$(661,715)

Cash flow from investing activities:
Cash placed in escrow	(102,088)	-	(102,088)
Investment in intangible assets	(11,500)	-	(24,033)
Investment in fixed assets	(1,155)	-	(1,155)
Net Cash used in investing activities	(114,743)	-	(127,276)

Cash flow from financing activities:
Issuance of common stock for cash	-	-	1,185,252
Capital contribution	-	-	47,479
Advances from related party	(347)	-	41,837
Repayments to related party	-	(16,525)	(35,350)
Short term borrowing	-	50,000	115,000
Repayment of short term borrowing	-	-	(115,000)
Net cash (used in) provided by financing activities	(347)	33,475	1,239,218

Net increase (decrease) in cash	(340,838)	36,285	450,227
Cash at beginning of period	791,065	698	-
Cash at end of period	$450,227	$36,983	$450,227

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$4,055

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Business

LifeApps Digital Media Inc., which was formerly known as Prime Time Travel Inc., (“we,” “us,” “our,” "LFAP" and the “Company”) was incorporated on November 23, 2010 in the State of Delaware. The Company was originally formed as a sports travel company that created and managed trips to destinations for youth basketball teams. As the result of a merger, more fully described below, we are now engaged in business to operate as a digital media company focusing on health, fitness and sports digital publications and next-generation social networks. The accompanying unaudited financial statements of LifeApps Digital Media Inc. at March 31, 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC915”). We have not as of yet generated significant operating revenues and have incurred losses from inception, July 15, 2009, through March 31, 2013 of $686,211. To date, we have funded our operations through advances from related parties and funding through third party equity and debt financing. We plan on continuing to seek out additional third party financing until such time as our operations produce positive cash flow. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to generate profitable operations, and if needed the ability to raise capital sufficient to fund our commitments and ongoing losses.

Reorganization and recapitalization

On September 20, 2012 we entered into a Merger Agreement whereby, we acquired 100% of the issued and outstanding stock of LifeApps Inc. (“LifeApps”), a Nevada corporation, in exchange for 40,000,000 shares of our $0.001 par value common stock (the “Merger”). We will continue the existing business operations of LifeApps as our wholly owned subsidiary.

In conjunction with the Merger and immediately following the Merger, we split off (the “Split-Off”) our wholly owned subsidiary, Prime Time Split Corp., a Delaware corporation (“Split Corp”). The Split-Off was accomplished through the exchange of 90,000,000 shares of our common stock held by the prior Chief Executive Officer and a significant shareholder for all of the issued and outstanding shares of common stock of Split Corp. All of the assets and liabilities of LFAP immediately following the Merger, excluding any LifeApps assets and liabilities assumed in the Merger, were transferred to Split Corp. We executed a Split-Off Agreement and General Release Agreement with the Split-Off Shareholder.

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

LifeApps Digital Media Inc.
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Concentration of Credit Risk
The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at March 31, 2013. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

Restricted Cash
Funds that are restricted as to usage are classified as Restricted Cash. These funds represent amounts on deposit with an escrow agent. The funds were used subsequent to March 31, 2013 for the purchase of certain assets as more fully described in Note 11. In accordance with the guidance provided by ASC Topic 210 Balance Sheet, cash that is designated for expenditure in the acquisition of noncurrent assets should be classified as a non-current asset.

Long-Lived Assets
In accordance with ASC 350, an intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the ASC Topic 360 Property, Plant and Equipment (“ASC 360”). Under ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using forecasted cash flows discounted using an estimated average cost of capital. There has been no impairment as of March 31, 2013 or December 31, 2012.

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

LifeApps Digital Media Inc.
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Our financial instruments consist of accounts payable, accrued expenses and amounts due to related party. The carrying value of accounts payable, accrued expenses and amounts due to related party approximates its fair value due to their short maturity.

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

Deferred Revenue
Deferred revenue represents amounts paid to us for products that have not yet shipped. The amounts recorded as deferred revenue will be recognized as revenue when the sale meets all of the criteria above.

Cost of Revenue
Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine.

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the three months ended March 31, 2013 and 2012. Research and development expenses amounted to $16,691 and $6,425 for three months ended March 31, 2013 and 2012, respectively, and $159,864 for the period from inception, July 15, 2009, to March 31, 2013 and were included in general and administrative expenses.

Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was $34,757 and $890 for the three months ended March 31, 2013 and 2012, respectively, and $78,242 for the period from inception, July 15, 2009, to March 31, 2013.

LifeApps Digital Media Inc.
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the three months ended March 31, 2013 was $3,720. There was no rent expense in three months ended March 31, 2012.

Equity-Based Compensation
Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

In prior periods we issued options to purchase our common stock to employees under our 2012 Equity Incentive Plan which is a qualified stock option plan.

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

There were no options granted during the three months ended March 31, 2013 or 2012.

Total compensation expense for the three months ended March 31, 201 of all stock based compensation recognized under ASC 718 was $16,722. There was no stock based compensation in the three months ended March 31, 2012.

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

For the three months ended March 31, 2013 and 2012 and for the period from July 15, 2009 (inception) to March 31, 2013 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Recent Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

LifeApps Digital Media Inc.
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3. Intangible Assets

At March 31, 2013 and December 31, 2012, intangible assets consist of the following:

	March 31, 2013	December 31. 2012
Internet domain names	$24,034	$12,533
Less accumulated amortization	(9,231)	(7,867)
	$14,803	$4,666

The amount charged to expenses for amortization of the internet domain names was $1,364 and $755 for three months ended March 31, 2013 and 2012, respectively, and $9,231 for the period from inception, July 15, 2009, to March 31, 2013.

Estimated future amortization expense related to the intangibles as of March 31, 2013 is as follows:

Year	Amortization
2013	$4,498
2014	4,991
2015	4,675
2016	639
$14,803

Note 4. Amount Due Shareholder

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Amount due related party represents amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at March 31, 2013 and December 31, 2012 was $6,487 and $6,834, respectively.

Note 5. Stockholders’ Equity

As stated in Note 1, these financial statements are presented as if the Merger took place at the beginning of the periods presented.

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

LifeApps Digital Media Inc.
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The fair value of the Investor Warrants, $654,120, was estimated at the date of grant using the Black-Sholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the Investor Warrants of $654,120 has been included in additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	5
Volatility	117.00%	(derived using comparable companies)
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

Note 6. Stock Based Compensation

During 2012, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors.

During 2012, the Board of Directors authorized the issuance of 1,400,000 options to purchase shares of our common stock to employees and directors, and 900,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

Amounts charged to expense for the options paid to employees and non-employees was $16,722 and $10,749, respectively, for the three months ended March 31, 2013. There were no expenses the three months ended March 31, 2012.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2013	1,400,000		$0.07		$-
Granted	-	$			-
Exercised	-	$			-
Cancelled	-	$			-
Outstanding March 31, 2013	1,400,000		$0.07	2.73	$-
Exercisable March 31, 2013	466,667		$0.07	2.73	$-

LifeApps Digital Media Inc.
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We will recognize compensation expense of $27,106 in future periods through December 31, 2013.

The following is a summary of stock options issued to non-employees:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2013	900,000		$0.07		$-
Granted	-	$			-
Exercised	-		$-		-
Cancelled	-		$-		-
Outstanding March 31, 2013	900,000		$0.07	2.73	$-
Exercisable March 31, 2013	300,000		$0.07	2.73	$-

We will recognize expense of $28,175 in future periods through December 31, 2013.

Note 7. Outstanding Warrants

The following is a summary of outstanding warrants as of March 31, 2013:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of units	6,000,000	$1.00	4.49	$-

Note 8. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2013 and 2012, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2009 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

LifeApps Digital Media Inc.
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9. Earnings Per Share

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share was not calculated because the Company recorded net losses for the three months ended March 31, 2013 and 2012 and for the period from inception, July 15, 2009, to March 31, 2013, and the outstanding stock options and warrants are anti-dilutive.

Note 10. Business Segments

We currently operate in only one segment and geographic location.

Our sales are normally are made through third party portals.

Over 90% of our revenue came from one portal.

Note 11. Subsequent Events

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

The amounts recorded in restricted cash at March 31, 2013 were used to purchase the assets and cost attributed to the transaction.

No amount of revenue or earnings of Sports One Group were recognized in the period from July 15, 2009 (inception) through March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2013. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We are an emerging growth company and developer and designer of applications, fitness products, new media, digital magazines, publications, and next-generation social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates mobile apps, digital magazines, publications, fitness training devices, web, social media and internet TV to engage consumers in multiple areas of sports, health, fitness and entertainment interests including medical, yoga, golf, tennis, running, soccer, cycling, and other health, fitness and sports topics.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media. We believe that we will drive revenues by targeting sports, health and fitness specific communities and developing a relationship with its participants, delivering lifestyle content, social networking, skills and drills training, consumer fitness devices and nutritional content across multiple platforms including, but not limited to, Apple iOS and Google Android systems. LifeApps will invest in these sports, health and fitness communities to build customer loyalty and increase brand awareness by delivering digital content of interest and digitally enhanced physical consumer products that enrich and improve the user’s sports, health and fitness lifestyle.

We are in the development stage and have not as yet generated significant revenue. We have incurred losses from our inception, July 15, 2009, to March 31, 2013, of $686,211. Our operations are subject to all risks inherent in the establishment of a new business enterprise. Our operations have been limited to acquiring the necessary technology to begin offering health, fitness and sports digital publications in the form of a web-site and cross platform applications for mobile and tablet devices.

Recent Developments

On April 1, 2013, we entered into an Asset Purchase Agreement with Sports One Group and Performance Gear (“Sports One Group”), a sole proprietorship, to purchase certain assets related to a gateway platform which matches sports apparel manufacturers with distributors and purchasers. The purchase price of the assets is $99,500. In accordance with the guidance of ASC Topic 805, Business Combinations (“ASC 8058”), we determined that the assets acquired constitute a business and we acquired 100% of the business. We acquired the business in order to expand our electronic and mobile commerce (e-commerce and m-commerce) businesses to include health fitness and sports apparel.

No amount of revenue or earnings of Sports One Group were recognized in the period from July 15, 2009 (inception) through March 31, 2013.

Plan of Operations

We are a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. LifeApps is also a licensed developer on both Google Play and Amazon Appstore for Android. We have distributed apps/publications on all three platforms. Moving forward we are developing new apps, and exploring new opportunities pairing apps with physical retail and e-commerce/mobile-commerce products.

Our plan is to expand our digital product offerings to include a digital magazine the contents of which are centered on sports and fitness as well as to continue development and expansion of our mobile platform applications. Our “YouWorkout” magazine is currently available for individual purchase or subscription.

We are also expanding our revenue generating power through the creation of new gateway digital platforms that combine e-commerce with mobile-commerce solutions for sports, health and fitness communities, to act as conduits or meeting places for users to engage in the commerce of sports, health and fitness products and services. These gateway platforms can also be utilized and distributed across the broader base of the our suite of products.

We have begun developing physical sporting goods and fitness products that are partnered with its mobile apps and we have launched the first of these efforts, the Golf Core Grip Workout System, in April 2013. The Golf Core Grip Workout System combines a tutorial app built on the LifeApps iOS Tutorial App Platform with a gym-quality fitness product that is being sold through e-commerce, mobile-commerce and retail channels. The app delivers the tutorial content for the fitness device and replaces the DVD tutorials traditionally found with such products. The Core Grip was originally developed by a physician and was successfully sold in a limited run through the Titleist Performance Institute. LifeApps has acquired the Core Grip and rebranded and repackaged the device for retail, and has converted the original instructional DVD and added enhanced digital recording and social sharing functions into the Golf Core Grip Workout System app for iOS.

We continue to seek out innovative fitness consumer products where we can replace a traditional DVD tutorial with a mobile application. To that end, we are pursuing a strategy of building our own products combined with seeking agreements with companies with whom we can partner to bring such companies’ products to market with our enhanced formats.

Critical Accounting Policies

Intangible Asset
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

Research and Development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the three month periods ended March 31, 2013 and 2012. Research and development expenses amounted to $16,691 and $6,425 for three months ended March 31, 2013 and 2012, respectively, and $159,864 for the period from inception, July 15, 2009, to March 31, 2013 and were included in general and administrative expenses.

Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was $34,757 and $890 for the three months ended March 31, 2013 and 2012, respectively, and $78,242 for the period from inception, July 15, 2009, to March 31, 2013.

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the three months ended March 31, 2013 was $3,720. There was no rent expense in three months ended March 31, 2012.

Equity-Based Compensation
Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

In prior periods we issued options to purchase our common stock to employees under our 2012 Equity Incentive Plan which is a qualified stock option plan.

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

There were no options granted during the three months ended March 31, 2013 or 2012.

Total compensation expense for the three months ended March 31, 2013 of all stock based compensation recognized under ASC 718 was $16,722. There was no stock based compensation in the three month period ended March 31, 2012.

Earnings Per Share
We calculate earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share was not calculated because we recorded net losses.

Results of Operations

Three months ended March 31, 2013, compared with the respective period ended March 31, 2012

We are an early stage company that has conducted minimal operations through March 31, 2013 and we have not generated significant revenues during that period.

Revenues for three months ended March 31, 2013 and 2012 were $340 and $583, respectively and revenues from inception, July 15, 2009 to March 31, 2013 were $6,650. Revenues to date have been primarily from the sale of our digital application (“apps”) and our “YouWorkout” Magazine.

Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

We had net losses of $200,831 and $7,519 for the three months ended March 31, 2013 and 2012, respectively and net losses of $686,211 for the period from inception, July 15, 2009, to March 31, 2013.

The following is a breakdown of our selling, general and administrative expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Difference
Personnel costs	$69,137	$-	$69,137
Marketing and advertising	34,757	890	33,867
Professional fees	33,177	-	33,177
Equity based payments	27,471	-	27,471
Research and development	16,691	6,425	10,266
Travel and entertainment	6,443	-	6,443
Rent expense	3,720	-	3,720
Other expenses	8,395	32	8,363
	$199,791	$7,347	$192,444

The general and administrative expenses may not be indicative of our future operating costs as we are still in the development stage. We anticipate that our general and administrative costs will increase in all areas.

We had no employees in the three months ended March 31, 2012. We had a total of 4 employees, 2 of whom are full time employees during the three months ended March 31, 2013.

Marketing expenses increased as we began to expand our operations and to develop an awareness of our products. We attended a number of trade shows to introduce our Core Grip Workout System. We began selling the Core Grip in April 2013.

Professional fees increased as a result of being a public company and the cost associated with the merger. We incurred costs of SEC counsel as well as auditing costs.

During 2012, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors.

During 2012, the Board of Directors authorized the issuance of 1,400,000 options to purchase shares of our common stock to employees and directors, and 900,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

Amounts charged to expense for the options paid to employees and non-employees was $16,722 and $10,749, respectively, for the three months ended March 31, 2013. There were no expense for the three months ended March 31, 2012.

Research and development includes website and applications development costs. These increased as a result of current updating of our websites and applications. A major portion of our development was done in 2010 and earlier and needed updating as a result of newer operating systems. Development is an ongoing cost and we anticipate that our development costs both for website and applications will increase in future periods.

All of our other costs increased as result our implementation of our business plan.

Liquidity and Capital Resources

We were financed primarily by capital contributions from members of LifeApps LLC, the predecessor to LifeApps, from short term borrowings, and through our private placement which we completed in October 2012. Our existing sources of liquidity may not be sufficient for us to implement our initial business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as needed.

As of March 31, 2013, we had working capital of $495,183 as compared to $781,891 at December 31, 2012.

During the three months ended March 31, 2013, operations used cash of $225,748 and for the three months ended March 31, 2012 provided cash of $2,810. During the period from inception, July 15, 2009 through March 31, 2013 operations used cash of $661,715.

During the three months ended March 31, 2013 investing activities used cash of $114,743 primarily for the purpose of establishing an escrow account of $102,088 which was used subsequent to March 31, 2013 for the purpose of purchasing certain operating assets and $11,500 used during the period for acquiring and registering domain names. During the period from inception, July 15, 2009 through March 31, 2013 investing activities used cash of $127,276 primarily for the purpose of establishing an escrow account of $102,088 which was used subsequent to March 31, 2013 for the purpose of purchasing certain operating assets and $24,035 used during the period for acquiring and registering domain names.

During the three months ended March 31, 2013 financing activates used cash of $347 and during the three month period ended March 31, 2012, financing activities provided cash of $33,475. During the period from inception, July 15, 2009 through March 31, 2013 financing activities provide cash of $1,239,218, primarily from the issuance of our common stock.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date and although it did not identify any material weaknesses in our internal control over financial reporting as of the Evaluation Date, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

We anticipate that these initiatives will be implemented in conjunction with the growth of our business

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2013, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

2.1
Asset Acquisition Agreement, dated March 29, 2013, by and among LifeApps Digital Media Inc., LifeApps Inc., and Edward Derek Laffey (Filed with the SEC on April 4, 2013, as an exhibit, numbered as indicated, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference)

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
______________________
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

LifeApps Digital Media Inc.

Date: May 7, 2013	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

Date: May 7, 2013	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer