Form 10-Q
period 2013-06-30
LIFEAPPS DIGITAL MEDIA INC.
filed 2013-08-14
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54867

LIFEAPPS DIGITAL MEDIA INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10636 Scripps Summit Court Suite 166, San Diego, CA 92131
 (Address of principal executive offices, including zip code)

5752 Oberlin Drive, #106, San Diego, CA 92121
(Former address of principal executive offices)

Tel: (858)-577-0500
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

As of August 12, 2013 there were issued and outstanding 76,000,000 shares of Common Stock, $0.001 par value.

Table of Contents

FORM 10-Q
LIFEAPPS DEGITAL MEDIA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.
June 30, 2013 and 2012

LifeApps Digital Media Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$249,504	$791,065
Accounts receivable	8,993	-
Inventory	116,510	-
Other current assets	4,422	45,360
Total current assets	379,429	836,425
Fixed assets, net of depreciation	7,459	-
Intangible asset, net of amortization	102,046	4,666
Total Assets	$488,934	$841,091

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25,377	$47,700
Amount due to related party	6,487	6,834
Total current liabilities	31,864	54,534
Total liabilities	31,864	54,534

Stockholders' Equity
Preferred stock, $.001 par value, none issued or outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 76,000,000 shares issued and outstanding, as of June 30, 2013 and December 31, 2012	76,000	76,000
Additional paid in capital	1,281,801	1,195,937
Accumulated deficit	(900,731)	(485,380)
Total stockholders’ equity	457,070	786,557
Total Liabilities and Stockholders’ Equity	$488,934	$841,091

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Revenue	$93,678	$1,266	$93,338	$683

Cost of revenue	65,362	-	65,362	-

Gross profit	28,316	1,266	27,976	683

Operating expenses:
General and administrative	433,753	78,793	233,962	71,446
Depreciation and amortization	9,939	1,510	8,544	755
Total operating expenses	443,692	80,303	242,506	72,201

Operating loss	(415,376)	(79,037)	(214,530)	(71,518)

Interest (income) expense	(25)	1,370	(10)	1,370

Net (loss)	$(415,351)	$(80,407)	$(214,520)	$(72,888)

Per share information - basic and fully diluted:
Weighted average shares outstanding	76,000,000	40,000,000	76,000,000	40,000,000

Net (loss) per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2013	2012
Net cash used in operations	$(426,436)	$(59,182)

Cash flow from investing activities:
Assets purchased in business combination	(99,500)	-
Investment in intangible assets	(12,608)	-
Investment in fixed assets	(2,670)	-
Net Cash used in investing activities	(114,778)	-

Cash flow from financing activities:
Issuance of common stock for cash
Advances from related party	-	29,500
Repayments to related party	(347)	(12,950)
Short term borrowing	-	50,000
Net cash (used in) provided by financing activities	(347)	66,550

Net increase (decrease) in cash	(541,561)	7,368
Cash at beginning of period	791,065	698
Cash at end of period	$249,504	$8,066

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Digital Media Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of LifeApps Digital Media Inc. at June 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

We were in the development stage from July 15, 2009 through March 31, 2013. Our fiscal year ending December 31, 2013 is the first year during which we are considered an operating company and is no longer in the development stage.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $900,731. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Lifeapps Inc and Sports One Group Inc. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Inventory
Inventory consists of finished goods, sports and fitness products, and is stated at the lower of cost or net realizable value, with cost being determined on a first-in first-out basis.

Revenue Recognition
Revenue is derived primarily from the sale of sports and fitness apparel and equipment, and software applications designed for use on mobile devices such as smart phones and tablets. Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability is probable.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the six and three months ended June 30, 2013 and 2012. Research and development expenses amounted to $26,733 and $44,405 for six ended June 30, 2013 and 2012, respectively, and $10,042 and $37,980 for the three months ended June 30, 2013 and 2012, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs
We recognize advertising expense when incurred. Advertising expense was $43,040 and $11,549 for the six months ended June 30, 2013 and 2012, respectively, and $8,283 and $10,659 for the three months ended June 30, 2013 and 2012, respectively.

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the six months ended June 30, 2013 and 2012, was $9,339 and $3,660, respectively. Rent expense for the three months ended June 30, 2013 and 2012, was $5,619 and $3,660, respectively.

Recent Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3. Business Combination

On April 1, 2013, we purchased certain assets, related to a gateway platform which matches sports apparel manufacturers with distributors and purchasers, from Sports One Group and Performance Gear (“Sports One Group”), a sole proprietorship. The purchase price of the assets was $99,500. In accordance with the guidance of ASC Topic 805, Business Combinations (“ASC 805”) we determined that the assets acquired constitute a business and we acquired 100% of the business. We acquired the business in order to expand our electronic and mobile commerce (e-commerce and m-commerce) businesses to include health fitness and sports apparel.

As of June 30, 2013 the purchase price allocation of the acquisitions of the aforementioned business is preliminarily dependent on finalization of the Company’s valuation assessment in accordance with ASC 805.

The preliminary price allocation is as follows:

Furniture and equipment	$5,450
Internet domain names	22,500
Website	30,000
Customer and supplier lists	30,000
Goodwill	11,550
$99,500

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue and operating income of Sports One Group since the acquisition date included in the consolidated statements of operations for the six months ended June 30, 2013, was $81,728 and $4,195, respectively.

The following table sets forth the amounts of revenue and earnings of the company and Sports One Group as though the combination took place at the beginning of the six month periods ended June 30, 2013 and 2012:

	For the six months ended June 30,
	2013	2012
Revenue	$196,723	$204,831

Net loss	$(403,145)	$(62,745)

Note 4. Intangible Assets

At June 30, 2013 and December 31, 2012, intangible assets consist of the following:

	June 30, 2013	December 31, 2012
Internet domain names	$47,642	$12,533
Website	30,000	-
Customer and supplier lists	30,000	-
	107,642	12,533
Less accumulated amortization	(17,146)	(7,867)
	90,496	4,666
Goodwill	11,550	-
	$102,046	$4,666

Internet domain name costs are being amortized over the expected useful life of the domain name which we estimate to be is three years from the date of registering the domain name. In accordance with ASC Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register an internet domain shall be capitalized. Website and customer and supplier lists are being amortized over three and five years, respectively, which are their estimated useful lives.

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC 805. Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed. Additionally, ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets. We identified identifiable intangibles that are marketing-related, customer-related, and technology based.

We recognized the following intangible assets in connection with the business combination:

Internet domain names	$22,500
Website	30,000
Customer and supplier lists	30,000
Goodwill	11,550
$94,050

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amount charged to expenses for amortization of all amortizable intangibles was $9,278 and $1,510 for six months ended June 30, 2013 and 2012, respectively, and $7,914 and $755 for the three months ended June 30, 2013 and 2012, respectively.

Estimated future amortization expense related to the intangibles as of June 30, 2013 is as follows:

Year Ended December 31,	Amortization
2013	$14,430
2014	28,860
2015	28,544
2016	11,162
2017	6,000
Thereafter	1,500
$90,496

Note 5. Amount Due Shareholder

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Amount due related party represents amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at June 30, 2013 and December 31, 2012 was $6,487 and $6,834, respectively.

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

During 2012, the Board of Directors authorized the issuance of 1,400,000 options to purchase shares of our common stock to employees and directors, and 900,000 options to purchase our common stock to non-employees of the Company who provide consulting services. During the three months ended June 30, 2013, one employee and a contract with a non-employee were terminated. All previously unvested stock option expense to the non-employee, in the amount of $10,134 was reversed and credited to general and administrative expenses

During the three months ended June 30, 2013, the Board of Directors authorized the issuance of 3,600,000 options to purchase shares of our common stock to employees and directors, and 375,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of the options, $104,420, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options paid to employees and non-employees was $68,871 and $16,933, respectively, for the six months ended June 30, 2013 and $52,149 and $6,243, respectively for the three months ended June 30, 2013. There were no expenses the same periods in 2012.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2013	1,400,000	$0.070
Granted	3,600,000	$0.038
Exercised	-	$-
Cancelled	(50,000)	$0.070
Outstanding June 30, 2013	4,950,000	$0.047	2.81	$75,000
Exercisable June 30, 2013	2,083,334	$0.052	2.74	$25,200

We will recognize compensation expense of $132,282 in future periods through June 30, 2014.

The following is a summary of stock options issued to non-employees:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2013	900,000	$0.070
Granted	375,000	$0.038
Exercised	-	$-
Cancelled	(200,000)	$0.070
Outstanding June30, 2013	1,075,000	$0.059	2.64	$7,875
Exercisable June 30, 2013	591,666	$0.063	2.58	$2,625

We will recognize expense of $11,362 in future periods through June 30, 2014.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7. Outstanding Warrants

The following is a summary of outstanding warrants as of June 30, 2013:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of units	6,000,000	$1.00	4.23	$-

Note 8. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2013 the estimated effective tax rate for the year will be zero.

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

For the six and three months ended June 30, 2013 and 2012 we did not have any interest and penalties associated with tax positions. As of June 30, 2013 we did not have any significant unrecognized uncertain tax positions.

Note 9. Earnings Per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share were not calculated because we recorded net losses for the six and three months ended June 30, 2013 and 2012, and the outstanding stock options and warrants are anti-dilutive.

Note 10. Business Segments

We currently have two business segments; (i) the sale of physical products (“Products”) and (ii) digital publishing (“Publishing”). There was only one business segment, Publishing, in the six and three month periods ended June 30, 2012. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for these segments excludes unallocated corporate items. Administrative and staff costs were commonly used by all business segments and was indistinguishable.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following sets forth information about the operations of the business segments:

	Period ended June 30, 2013
	Six Months	Three Months
Revenue
Products	$93,292	$93,292
Publishing	386	46
Total revenue	$93,678	$93,338

Gross profit
Products	$27,930	$27,930
Publishing	386	46
Total gross profit	$28,316	$27,976

Other items:
General and administrative expenses including depreciation and amortization allocable to Products segment	(16,067)	(16,067)
General and administrative expenses unallocated including depreciation and amortization	$(427,625)	$(226,439)

Interest income
Unallocated amounts	$25	$10

Net income (loss)
Products	$11,863	$11,863
Publishing	386	46
Unallocated amounts	(427,600)	(226,429)
Total net loss	$(415,351)	$(214,520)

There were no intersegment revenues.

During the three month period ended June 30, 2013, we purchased assets in the amount of $99,500 for use in the Products segment. All of our other assets are used for all business segments and a segment differentiation cannot be made.

All of our revenue is generated in the United States and accordingly no geographic segment reporting is included.

No single customer accounted for more than ten percent (10%) of our revenues in the six and three month periods ended June 30, 2013 or 2012.

Note 11. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the six and three months ended June 30, 2013 and 2012 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

We were in the development stage from July 15, 2009 through March 31, 2013. Our fiscal year ending December 31, 2013 is the first year during which we are considered an operating company and is no longer in the development stage.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $900,731. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Developments

On April 1, 2013, we entered into an Asset Purchase Agreement with Sports One Group and Performance Gear (“Sports One Group”), a sole proprietorship, to purchase certain assets related to a gateway platform which matches sports apparel manufacturers with distributors and purchasers. The purchase price of the Sports One Group assets was $99,500. In accordance with the guidance of ASC Topic 805, Business Combinations (“ASC 8058”), we determined that the assets acquired constitute a business and we acquired 100% of the business. We acquired the Sports One Group business to expand our electronic and mobile commerce (e-commerce and m-commerce) businesses to include health fitness and sports apparel.

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

Our plan is to expand our digital product offerings to include a digital magazine the contents of which are centered on sports and fitness as well as to continue the development and expansion of our mobile platform applications. Our “YouWorkout” digital magazine is currently available for individual purchase or subscription.

We are also expanding our revenue generating power through the creation of new gateway digital platforms that combine e-commerce with mobile-commerce solutions for sports, health and fitness communities, to act as conduits or meeting places for users to engage in the commerce of sports, health and fitness products and services. These gateway platforms can also be utilized and distributed across the broader base of tour suite of products.

We have begun developing physical sporting goods and fitness products that are partnered with related mobile apps and we launched the first of these efforts, the Golf Core Grip Workout System, in April 2013. The Golf Core Grip Workout System combines a tutorial app built on the LifeApps iOS Tutorial App Platform with a gym-quality fitness product that is being sold through e-commerce, mobile-commerce and retail channels. The Golf Core Grip app delivers the tutorial content for the fitness device and replaces the DVD tutorials traditionally found with such products. The Golf Core Grip was originally developed by a physician and was successfully sold in a limited run through the Titleist Performance Institute. LifeApps acquired the Core Grip and rebranded and repackaged the device for retail. We converted the original instructional DVD and added enhanced digital recording and social sharing functions into the Golf Core Grip Workout System app for iOS.

We continue to seek out innovative fitness consumer products where we can replace a traditional DVD tutorial with a mobile application. To that end, we are pursuing a strategy of building our own products combined with seeking agreements with companies with whom we can partner to bring such companies’ products to market with our enhanced formats.

We have begun operating Sports One Group business and we expect to expand its operations by the addition of new product lines and the inclusion of our own products discussed above.

Critical Accounting Policies

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Inventory
Inventory consists of finished goods, sports and fitness products, and is stated at the lower of cost or net realizable value, with cost being determined on a first-in first-out basis.

Revenue Recognition
Revenue is derived primarily from the sale of sports and fitness apparel and equipment, and software applications designed for use on mobile devices such as smart phones and tablets. Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability is probable.

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

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the six and three month ended June 301, 2013 and 2012. Research and development expenses amounted to $26,733 and $44,405 for six months ended June 30, 2013 and 2012, respectively, and $10,042 and $37,980 for the three months ended June 30, 2013 and 2012, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs
We recognize advertising expense when incurred. Advertising expense was $43,040 and $11,549 for the six months ended June 30, 2013 and 2012, respectively, and $8,283 and $10,659 for the three months ended June 30, 2013 and 2012, respectively.

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the six months ended June 30, 2013 and 2012, was $9,339 and $3,660, respectively. Rent expense for the three months ended June 30, 2013 and 2012, was $5,619 and $3,660, respectively.

Results of Operations

Six months ended June 30, 2013, compared with the respective period ended June 30, 2012

We were in the development stage from July 15, 2009 through March 31, 2013. Our fiscal year ending December 31, 2013 is the first year during which we are considered an operating company and is no longer in the development stage. As a result of a business combination, Sports One Inc., our wholly owned subsidiary, is a fully operational entity generating revenue and profits.

Revenues for six months ended June 30, 2013 and 2012 were $93,678 and $1,266, respectively. Revenues for the six months ended June 30, 2013 are primarily from the sale of sports apparel and health and fitness products. Revenue for the six months ended June 30, 2012 were from our digital application (“apps”) and our “YouWorkout” digital magazine.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for six months ended June 30, 2013 was $65,362 (69.8%). This resulted in a gross profit of $28,316 (30.2%). Costs were primarily the cost of products sold. There were no costs of revenue incurred for the six months ended June 30, 2012 as the only revenue for the period was from the sale of digital products the cost of which were previously expensed.

We had net losses of $415,351 and $80,407 for the six months ended June 30, 2013 and 2012, respectively.

The following is a breakdown of our selling, general and administrative expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Difference
Personnel costs	$140,730	$-	$140,730
Equity based expense	85,864	-	85,864
Professional fees	82,457	12,500	69,957
Marketing and advertising	43,040	11,549	31,491
Research and development	26,732	44,405	(17,673)
Other expenses	54,930	10,339	44,591
	$433,753	$78,793	$354,960

We had no employees in the six months ended June 30, 2012. We had a total of 4 employees, 3 of whom were full time employees during the six months ended June 30, 2013.

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

During the six months ended June 30, 2013, the Board of Directors authorized the issuance, under the 2012 Plan, of 3,600,000 options to purchase shares of our common stock to employees and directors, and 375,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

Amounts charged to expense for the options granted to employees and non-employees were $68,871 and $16,993, respectively, for the six months ended June 30, 2013. There was no option expense during the six months ended June 30, 2012.

Professional fees increased as a result of being a public company and the cost associated with our merger with Lifeapps Inc. We incurred costs of securities law counsel as well as auditing costs.

Marketing expenses increased as we began to expand our operations and to develop an awareness of our products. We attended a number of trade shows to introduce our Core Grip Workout System. We began selling the Core Grip in April 2013.

Research and development includes website and applications development costs. Research and development decreased as a result of recent updating of our websites and applications prior to the six months ended June 30, 2013. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

All of our other costs increased as result our implementation of our business plan and increased business.

Three months ended June 30, 2013, compared with the respective period ended June 30, 2012

Revenues for three months ended June 30, 2013 and 2012 were $93,338 and $683, respectively. Revenues for the three months ended June 30, 2013 were derived primarily from the sale of sports apparel and health and fitness products. Revenue for the three months ended June 30, 2012 were from the sale of our digital application (“apps”) and our “YouWorkout” digital magazine.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for three months ended June 30, 2013 was $65,362 (70%). This resulted in a gross profit of $27,976 (30%). Costs were primarily the cost of products sold. There were no costs of revenue incurred for the three months ended June 30, 2012 as the only revenue for that period was from the sales of digital products the cost of which were previously expensed.

We had net losses of $214,520 and $72,888 for the three months ended June 30, 2013 and 2012, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Difference
Personnel costs	$71,593	$-	$71,593
Equity based espenses	58,393	-	58,393
Professional fees	49,280	12,500	36,780
Research and development	10,041	37,980	(27,939)
Marketing and advertising	8,283	10,659	(2,376)
Other expenses	36,374	10,307	26,067
	$233,964	$71,446	$162,518

We had no employees in the three months ended June 30, 2012. We had a total of 4 employees, 3 of whom were full time employees during the three months ended June 30, 2013.

During the three months ended June 30, 2013, the Board of Directors authorized the issuance, under the 2012 Plan, of 3,600,000 options to purchase shares of our common stock to employees and directors, and 375,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

Amounts charged to expense for the options granted to employees and non-employees were $52,149 and $6,244, respectively, for the three months ended June 30, 2013. There were no options expense during the three months ended June 30, 2012.

Professional fees increased as a result of being a public company and the cost associated with our merger with Lifeapps Inc. We incurred costs of securities law counsel as well as auditing costs.

Marketing expenses increased as we began to expand our operations and to develop a consumer awareness of our products. We attended a number of trade shows to introduce our Core Grip Workout System. We began selling the Core Grip in April 2013.

Research and development includes website and applications development costs. Research and development decreased as a result of recent updating of our websites and applications prior to the three months ended June 30, 2013. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

All of our other costs increased as result our implementation of our business plan and increased business.

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

As of June 30, 2013, we had working capital of $347,565 as compared to $781,891 at December 31, 2012.

During the six months ended June 30, 2013, operations used cash of $426,436 and for the six months ended June 30, 2012 used cash of $59,182.

During the six months ended June 30, 2013 investing activities used cash of $114,778, primarily for acquisition of Sports One Group. Sports One Group utilizes a gateway platform which matches sports apparel manufacturers with distributors and purchasers and sells sports and fitness apparel. There was no investing activity during the six months ended June 30, 2012.

During the six months ended June 30, 2013 financing activates used cash of $347 and during the six month period ended June 30, 2012, financing activities provided cash of $66,550, primarily from short term borrowing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Under the supervision and with the participation of our senior management, consisting of Robert Gayman, our chief executive officer, and Arnold Tinter, our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and our chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective.

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our management has identified a control deficiency regarding inadequate segregation of accounting duties. Management believes that this deficiency is due to the small size of our accounting staff. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

Subject to availability of funds, we will look to hire additional personnel with technical accounting expertise to further support our current accounting personnel. If and when implemented, the internal accounting department will be responsible for performing regular internal audits over financial functions and other operation functions. As necessary, we will continue to engage consultants or an outside accounting firm in order to ensure proper accounting for our consolidated financial statements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our internal accounting staff consists of only one officer overseeing all transactions, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
_________
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

LifeApps Digital Media Inc.

Date: August 14, 2013	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer