Form 10-Q
period 2013-09-30
LIFEAPPS DIGITAL MEDIA INC.
filed 2013-11-19
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 18, 2013 there were issued and outstanding 76,000,000 shares of Common Stock, $0.001 par value.

Table of Contents

FORM 10-Q
LIFEAPPS DEGITAL MEDIA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.
September 30, 2013 and 2012

LifeApps Digital Media Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$123,696	$791,065
Accounts receivable	18,538	-
Inventory	112,825	-
Other current assets	18,947	45,360
Total current assets	274,006	836,425
Fixed assets, net of depreciation	6,820	-
Intangible asset, net of amortization	83,281	4,666
Goodwill	11,550	-
Total Assets	$375,657	$841,091

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$79,233	$47,700
Amount due to related party	6,487	6,834
Total current liabilities	85,720	54,534
Total liabilities	85,720	54,534

Stockholders' Equity
Preferred stock, $.001 par value, none issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized, 76,000,000 shares issued and outstanding, as of September 30, 2013 and December 31, 2012	76,000	76,000
Additional paid in capital	1,314,266	1,195,937
Accumulated deficit	(1,100,329)	(485,380)
Total stockholders’ equity	289,937	786,557
Total Liabilities and Stockholders’ Equity	$375,657	$841,091

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Revenue	$168,617	$1,706	$74,939	$440

Cost of revenue	117,324	21,970	51,962	21,970

Gross profit (loss)	51,293	(20,264)	22,977	(21,530)

Operating expenses:
General and administrative	648,481	146,460	214,728	67,667
Depreciation and amortization	17,793	2,401	7,854	891
Total operating expenses	666,274	148,861	222,582	68,558

Operating loss	(614,981)	(169,125)	(199,605)	(90,088)

Interest (income) expense	(32)	4,055	(7)	2,685

Net (loss)	$(614,949)	$(173,180)	$(199,598)	$(92,773)

Per share information - basic and fully diluted:
Weighted average shares outstanding	76,000,000	41,422,825	76,000,000	44,268,478

Net (loss) per share	$(0.01)	$0.00	$0.00	$0.00

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2013	2012
Net cash used in operations	$(552,244)	$(159,520)

Cash flow from investing activities:
Assets purchased in business combination	(99,500)	-
Investment in intangible assets	(12,608)	(1,630)
Investment in fixed assets	(2,670)	-
Net Cash used in investing activities	(114,778)	(1,630)

Cash flow from financing activities:
Repayments to related party	(347)	(33,450)
Issuance of common stock for cash	-	1,140,000
Advances from related party	-	29,500
Net cash(used) provided by financing activities	(347)	1,136,050

Net (decrease) increase in cash	(667,369)	974,900
Cash at beginning of period	791,065	698
Cash at end of period	$123,696	$975,598

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Digital Media Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at September 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $1,100,329. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, Lifeapps Inc. and Sports One Group Inc. All material inter-company transactions and balances have been eliminated in consolidation.

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

Intangibles
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

Goodwill
Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant changes to economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test.

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
September 30, 2013 and 2012
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

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost , and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed , were not material to our financial statements for the nine and three months ended September 30, 2013 and 2012. Research and development expenses amounted to $30,286 and $57,003 for nine months ended September 30, 2013 and 2012, respectively, and $3,554 and $12,598 for the three months ended September 30, 2013 and 2012, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs
We recognize advertising expense when incurred. Advertising expense was $55,250 and $20,257 for the nine months ended September 30, 2013 and 2012, respectively, and $12,210 and $8,708 for the three months ended September 30, 2013 and 2012, respectively.

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the nine months ended September 30, 2013 and 2012, was $15,499 and $7,495, respectively. Rent expense for the three months ended September 30, 2013 and 2012, was $6,160 and $3,835, respectively.

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

As of September 30, 2013 the purchase price allocation of the acquisitions of the aforementioned business is preliminarily dependent on finalization of the Company’s valuation assessment in accordance with ASC 805.

The preliminary price allocation is as follows:

Furniture and equipment	$5,450
Internet domain names	22,500
Website	30,000
Customer and supplier lists	30,000
Goodwill	11,550
$99,500

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

Revenue and operating income of Sports One Group since the acquisition date included in the consolidated statements of operations for the nine months ended September 30, 2013, was $147,154 and $356, respectively.

The following table sets forth the amounts of revenue and earnings of the company and Sports One Group as though the combination took place at the beginning of the nine month periods ended September 30, 2013 and 2012:

	For the nine months ended September 30,
	2013	2012
Revenue	$271,662	$424,236

Net loss	$(601,403)	$(115,461)

Note 4. Intangible Assets

At September 30, 2013 and December 31, 2012, intangible assets consist of the following:

	September 30, 2013	December 31, 2012
Internet domain names	$47,642	$12,533
Website	30,000	-
Customer and supplier lists	30,000	-
	107,642	12,533
Less accumulated amortization	(24,361)	(7,867)
	83,281	4,666
Goodwill	11,550	-
	$94,831	$4,666

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

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

We recognized the following intangible assets in connection with the business combination:

Internet domain names	$22,500
Website	30,000
Customer and supplier lists	30,000
Goodwill	11,550
$94,050

The amount charged to expenses for amortization of all amortizable intangibles was $16,493 and $2,401 for nine months ended September 30, 2013 and 2012, respectively, and $7,215 and $891 for the three months ended September 30, 2013 and 2012, respectively.

Estimated future amortization expense related to the intangibles as of September 30, 2013 is as follows:

Year Ended December 31,
2013 (three months remaining)	$7,215
2014	28,860
2015	28,544
2016	11,162
2017	6,000
Thereafter	1,500
$83,281

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

Amount due related party represents amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at September 30, 2013 and December 31, 2012 was $6,487 and $6,834, respectively.

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

During 2012, the Board of Directors authorized the issuance of 1,400,000 options to purchase shares of our common stock to employees and directors, and 900,000 options to purchase our common stock to non-employees of the Company who provide consulting services. During the nine months ended September 30, 2013, one employee and two contracts with non-employees were terminated. All previously unvested stock option expense in the amount of $12,364 was reversed and credited to general and administrative expenses.

During the nine months ended September 30, 2013, the Board of Directors authorized the issuance of 3,600,000 options to purchase shares of our common stock to employees and directors, and 375,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

The fair value of the options, $104,420, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options granted to employees and non-employees was $118,329 and $32,465, for the nine and three month periods ended September 30, 2013. There were no expenses the same periods in 2012.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2013	1,400,000	$0.070
Granted	3,600,000	$0.038
Exercised	-	$-
Cancelled	(50,000)	$0.070
Outstanding September 30, 2013	4,950,000	$0.047	2.56	$111,600
Exercisable September 30, 2013	2,100,000	$0.052	2.49	$37,200

We will recognize compensation expense of $37,743 in future periods through June 30, 2014.

The following is a summary of stock options issued to non-employees:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2013	900,000	$0.070
Granted	375,000	$0.038
Exercised	-	$-
Cancelled	(250,000)	$0.070
Outstanding September30, 2013	1,025,000	$0.059	2.39	$11,625
Exercisable September 30, 2013	558,332	$0.063	2.33	$3,875

We will recognize expense of $5,843 in future periods through June 30, 2014.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

Note 7. Outstanding Warrants

There were no warrants issued during the nine months ended September 30, 2013. The following is a summary of outstanding warrants as of September 30, 2013:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of units in 2012	6,000,000	$1.00	3.98	$-

Note 8. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of September 30, 2013 the estimated effective tax rate for the year will be zero.

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

For the nine and three months ended September 30, 2013 and 2012 we did not have any interest and penalties associated with tax positions. As of September 30, 2013 we did not have any significant unrecognized uncertain tax positions.

Note 9. Earnings Per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share were not calculated because we recorded net losses for the nine and three months ended September 30, 2013 and 2012, and the outstanding stock options and warrants are anti-dilutive.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

Note 10. Business Segments

We currently have two business segments; (i) the sale of physical products (“Products”) and (ii) digital publishing (“Publishing”). There was only one business segment, publishing, in the nine and three month periods ended September 30, 2012. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for these segments excludes unallocated corporate items. Administrative and staff costs were commonly used by all business segments and was indistinguishable.

The following sets forth information about the operations of the business segments:

	Period ended September 30, 2013
	Nine Months	Three Months
Revenue
Products	$167,889	$74,597
Publishing	728	342
Total revenue	$168,617	$74,939

Gross profit
Products	$50,929	$22,797
Publishing	364	180
Total gross profit	$51,293	$22,977

Other items:
General and administrative expenses including depreciation and amortization allocable to Products segment	(38,046)	(21,979)
General and administrative expenses including depreciation and amortization allocable to Publishing segment	(36,728)	(6,119)
General and administrative expenses unallocated including depreciation and amortization	$(591,500)	$(194,484)

Interest income
Unallocated amounts	$32	$7

Net income (loss)
Products	$12,883	$818
Publishing	(36,364)	(5,939)
Unallocated amounts	(591,468)	(194,477)
Total net loss	$(614,949)	$(199,598)

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

There were no intersegment revenues.

During the nine month period ended September 30, 2013, we purchased assets in the amount of $99,500 for use in the Products segment. All of our other assets are used for all business segments and a segment differentiation cannot be made.

All of our revenue is generated in the United States and accordingly no geographic segment reporting is included.

No single customer accounted for more than ten percent (10%) of our revenues in the nine and three month periods ended September 30, 2013 or 2012.

Note 11. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the nine and three months ended September 30, 2013 and 2012 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $1,100,329. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

We have begun operating Sports One Inc., a wholly owned subsidiary of the Company after the acquisition of certain assets related to a gateway platform which matches sports apparel manufacturers with distributors and purchasers.  Our current customer base are primarily companies in the promotional advertising business that represent small and large companies. We expect to expand these operations by the addition of new product lines and the inclusion of our own products discussed above as well as expanding our customer base.

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

Intangibles
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

Goodwill
Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant changes to economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test.

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

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost , and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed , were not material to our financial statements for the nine and three months ended September 30, 2013 and 2012. Research and development expenses amounted to $30,286 and $57,003 for nine months ended September 30, 2013 and 2012, respectively, and $3,554 and $12,598 for the three months ended September 30, 2013 and 2012, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs
We recognize advertising expense when incurred. Advertising expense was $55,250 and $20,257 for the nine months ended September 30, 2013 and 2012, respectively, and $12,210 and $8,708 for the three months ended September 30, 2013 and 2012, respectively.

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the nine months ended September 30, 2013 and 2012, was $15,499 and $7,495, respectively. Rent expense for the three months ended September 30, 2013 and 2012, was $6,160 and $3,835, respectively.

Results of Operations

Nine months ended September 30, 2013, compared with the respective period ended September 30, 2012

We were in the development stage from July 15, 2009 through March 31, 2013. Our fiscal year ending December 31, 2013 is the first year during which we are considered an operating company and is no longer in the development stage. As a result of a business combination, Sports One Inc., our wholly owned subsidiary, is a fully operational entity generating revenue and profits.

Revenues for nine months ended September 30, 2013 and 2012 were $168,617 and $1,706, respectively. Revenues for the nine months ended September 30, 2013 are primarily from the sale of sports apparel and health and fitness products. Revenue for the nine months ended September 30, 2012 were from our digital application (“apps”) and our “YouWorkout” digital magazine.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for nine months ended September 30, 2013 was $117,324 (69.6%). This resulted in a gross profit of $51,293 (30.4%). Costs were primarily the cost of products sold. Cost of revenue incurred for the nine months ended September 30, 2012 was $21,970 which included the cost of articles, photography, editorial and production cost of the magazine.

We had net losses of $614,949 and $173,180 for the nine months ended September 30, 2013 and 2012, respectively.

The following is a breakdown of our selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Difference
Personnel costs	$210,125	$-	$210,125
Equity based payments	118,329	-	118,329
Professional fees	151,232	51,512	99,720
Marketing, promotion and advertising	55,250	20,257	34,993
Research and development	30,286	57,003	(26,717)
Travel and entertainment	19,671	3,304	16,367
Rent expense	15,499	7,495	8,004
Other expenses	48,089	6,889	41,200
	$648,481	$146,460	$502,021

We had no employees in the nine months ended September 30, 2012. We had a total of 4 employees, 3 of whom were full time employees during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Board of Directors authorized the issuance of 3,600,000 options to purchase shares of our common stock to employees and directors, and 375,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

The fair value of the options, $104,420, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options paid to employees and non-employees was $118,329 for the nine months ended September 30, 2013. There were no expenses the same periods in 2012.

Professional fees increased $99,720 (194%) from $51,512 for the nine months ended September 30, 2012 to $151,232 for the nine months ended September 30, 2013, as a result of being a public company and the cost associated with our merger with Lifeapps Inc. We incurred costs of securities law counsel as well as auditing costs.

Marketing expenses increased $34,993 (173%) from $20,257 for the nine months ended September 30, 2012 to $55,250 for the nine months ended September 30, 2013, as we began to expand our operations and to develop an awareness of our products. We attended a number of trade shows to introduce our Core Grip Workout System. We began selling the Core Grip in April 2013.

Research and development includes website and applications development costs. Research and development expenses decreased $26,717 (46.9%) from $57,003 for the nine months ended September 30, 2012 to $30,286 for the nine months ended September 30, 2013 as a result of updating of our websites and applications prior to the nine months ended September 30, 2013. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

All of our other costs increased as result our implementation of our business plan and increased business.

Three months ended September 30, 2013, compared with the respective period ended September 30, 2012

Revenues for three months ended September 30, 2013 and 2012 were $74,939 and $440, respectively. Revenues for the three months ended September 30, 2013 were derived primarily from the sale of sports apparel and health and fitness products. Revenue for the three months ended September 30, 2012 were from the sale of our digital application (“apps”).

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for three months ended September 30, 2013 was $51,962 (69.3%). This resulted in a gross profit of $22,977 (30.7%). Costs were primarily the cost of products sold. Cost of revenue incurred for the three months ended September 30, 2012 was $21,970 which included the cost of articles, photography, editorial and production cost of the magazine.

We had net losses of $199,598 and $92,773 for the three months ended September 30, 2013 and 2012, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Difference
Personnel costs	$69,395	$-	$69,395
Professional fees	73,548	33,312	40,236
Equity based payments	32,465	-	32,465
Research and development	3,554	12,598	(9,044)
Marketing and advertising	12,210	8,708	3,502
Rent expense	6,160	3,835	2,325
Travel and entertainment	4,822	3,164	1,658
Other expenses	12,574	6,050	6,524
	$214,728	$67,667	$147,061

We had no employees in the three months ended September 30, 2012. We had a total of 4 employees, 3 of whom were full time employees during the three months ended September 30, 2013.

Professional fees increased $40,236 (121%) from $33,312 for the three months ended September 30, 2012 to $73,548 for the three months ended September 30, 2013. The increase is a result of being a public company and the cost associated with our merger with Lifeapps Inc. We incurred costs of securities law counsel as well as auditing costs.

During the three month periods ended September 30, 2013 and 2012, the Board of Directors did not authorized the issuance any options to purchase shares of our common stock to employees and directors or to non-employees of the Company who provide consulting services. The expense for the three months ended September 30, 2013 relates to options previously granted.

Research and development includes website and applications development costs. Research and development expenses decreased $9,044 (71.8%) from $12,598 for the three months ended September 30, 2012 to $3,554 for the three months ended September 30, 2013. The change is not significant. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

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

As of September 30, 2013, we had working capital of $188,286 as compared to $781,891 at December 31, 2012.

During the nine months ended September 30, 2013, operations used cash of $552,244 and for the nine months ended September 30, 2012 used cash of $159,520.

During the Nine months ended September 30, 2013 investing activities used cash of $114,778, primarily for acquisition of Sports One Group. Sports One Group utilizes a gateway platform which matches sports apparel manufacturers with distributors and purchasers and sells sports and fitness apparel. There were minimal investing activity during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013 financing activates used cash of $347 and during the nine month period ended September 30, 2012, financing activities provided cash of $1,136,050, primarily from the sale of ur securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

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
__________________
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

LifeApps Digital Media Inc.

Date: November 19, 2013	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer