Form 10-K
period 2013-12-31
LIFEAPPS DIGITAL MEDIA INC.
filed 2014-04-14
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-54867

LIFEAPPS DIGITAL MEDIA INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10636 Scripps Summit Court Suite 148, San Diego, CA	92131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 577-0500

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2013, there were 76,000,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 35,799,998 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $2,112,200 as of June 30, 2013, based on the last sale price of $0.059 per share of the common stock on June 28, 2013.

As of April 11, 2014, there were 76,000,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

TABLE OF CONTENTS

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

Business Overview

LifeApps Digital Media Inc. is an emerging growth company and developer and designer of applications, medical and fitness products, new media, digital magazines, publications, and next-generation social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates mobile apps, digital magazines, publications, fitness training devices, web, social media and internet TV to engage consumers in multiple areas of sports, health, fitness and entertainment interests including medical, yoga, golf, tennis, running, soccer, cycling, and other health, fitness and sports topics.

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

As mobile devices have become more feature rich, people are engaging their phones more frequently for tasks beyond placing phone calls, including, for example, app usage, social media, text messaging and photography. According to Cisco, by 2017, there will be nearly 1.4 mobile devices per capita.

According to Gartner in their Top 10 Strategic Technology Trends for 2014, mobile devices surpassed PCs as the most common access tools for the internet in 2013. By 2015 over 80% of handsets in mature markets will be smartphones and from 2014 onward there will be more than 70 Billion mobile app downloads from the app stores every year.

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

LifeApps will continue to explore acquisitions of companies, developers and publishers relating to our sports, health and fitness communities. Such acquisitions will be considered where the purchase can help increase the Company’s revenues, as in the recent acquisition of Sports One Group, or enable the Company to attain assets that will allow us to gain technological advances that would be more costly to develop than to purchase.

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

Sports One Group

Sports One is a digital platform that matches sports apparel manufacturers with distributors and purchasers. The overall custom apparel business is a $20 billion per year market. Sports One already has top-tier apparel manufacturing relationships and boasts product lines across all major sports communities including: soccer, football, baseball, lacrosse, tennis, etc. We acquired the assets of Sports One in April 2013 and we will be expanding the Sports One business through enhanced e-commerce/mobile-commerce toolsets and new strategic sales partnerships. Sports One is currently expanding its customer database, building sales channels and expanding its presence in supplier/distribution marketplaces.

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

This publication is an interactive experience using the touch interface of today’s mobile devices. It also boasts HD video, audio content and HD photography. Since its inception, the magazine has attracted champions including worldwide soccer superstar David Beckham featured on the most recent cover and in an exclusive interview, Stanley Cup Champions L.A. Kings forward Brad Richardson in an exclusive interview, two time gold medalist Rachel Buehler on the first cover and in an exclusive interview, and rising PGA star Rickie Fowler featured as the upcoming cover story. YouWorkout has an ever growing and extensive library of athlete interviews, photos, videos and exclusives. YouWorkout is already recognized as a leading publication by both industry professionals and consumers alike. Apple has promoted YouWorkout as a Top 5 “What’s Hot” publication in the Apple App Store category for an amazing 16 weeks in a row, from the end of 2012 through early 2013.

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

LifeApps Mobile App Platform
LifeApps will continue to develop and license the LifeApps Mobile App Platform. We will seek out aligned companies with need for tutorial based apps for mobile and we will work to create new revenue through development and licensing of our presentation format for their use. We will pursue a business model of physical-tied-to-mobile fitness products, combining mobile app training with a physical retail product, such as the Golf Core Grip Workout System. Additionally, LifeApps will continue to build and improve our own tutorial sports, health and fitness apps, such as MDWorkout. We will be launching additional gateway apps, skills, drills and training apps, and physical-tied-to-mobile fitness products in 2014. With this new platform and the capabilities it offers, LifeApps expects to drive revenues through app sales, in-app marketing and in-app purchases of enhanced content.

Sports One Group
With the recent acquisition of this digital wholesaler of sports apparel, LifeApps has gained an instant source of revenue. LifeApps is actively implementing the relaunch of Sports One. Through additional apparel manufacturing partnerships, increased design and decoration services and improving the e-commerce and mobile-commerce tools for customers, LifeApps expects to rapidly expand Sports One’s presence in the promotional apparel market. We believe that by increasing customer awareness and improving customer experience we can drive the growth of Sports One sales. With enhanced e-commerce/mobile-commerce tools and Private Labeling of the Sports One catalogue with key sales partners, LifeApps is developing a suite of tools and enhanced customer experiences that will enable the Company to scale this business through technology.

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

Employees

As of December 31, 2013, we had a total of 3 employees, all of whom are full time employees. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Properties

Our principal executive office is located 10636 Scripps Summit Court Suite 148, San Diego, CA 92131 and our telephone number is (858) 577-0500. The property is currently being rented on a month to month basis at a rate of $550 per month.

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

We have incurred significant losses since inception. As of December 31, 2013, we had an accumulated deficit of $1,238,893. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new apps, particularly those designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of December 31, 2013, there were 76,000,000 shares of our common stock and no shares of our preferred stock outstanding. There are 10,000,000 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, we have granted, to date, options to purchase 6,275,000 shares of our common stock of which 5,975,000 options are outstanding and 4,650,000 are exercisable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive office is located 10636 Scripps Summit Court Suite 148, San Diego, CA 92131 and our telephone number is (858) 577-0500. The property is currently being rented on a month to month basis at a rate of $550 per month.

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

	High	Low

December 31, 2012	$0.4500	$0.0700
September 30, 2012	$0.3500	$0.2600
June 30, 2012	$0.2500	$0.2500
March 31, 2012	$0.2500	$0.2500

December 31, 2013	$0.0746	$0.0360
September 30, 2013	$0.0910	$0.0460
June 30, 2013	$0.0690	$0.0349
March 31, 2013	$0.0930	$0.0601

As of April 11, 2014 there were 76,000,000 shares of our common stock issued and outstanding, 6,000,000 shares issuable upon exercise of outstanding warrants and 5,975,000 shares issuable upon exercise of outstanding options. On that date, there were approximately 21 holders of record of shares of our common stock.

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

None.

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

On October 12, 2012, we conducted a second closing of the Offering in which we sold 300,000 units for an aggregate additional amount of $60,000.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $1,238,893. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses and amounts due to shareholder. The carrying value of accounts receivable, accounts payable, accrued expenses and amounts due to shareholder approximates its fair value due to their short maturity.

Inventory
Inventory consists of finished goods, sports and fitness products, and is stated at the lower of cost or net realizable value, with cost being determined on a first-in first-out basis.

Intangibles
Intangibles, which include websites and databases acquired, internet domain name costs, and customer lists, are being amortized over the expected useful lives which we estimate to be three to five years. In accordance with ASC Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register internet domain were capitalized.

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

Cost of Revenue
Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine and ongoing web hosting costs. Cost of revenue related to product sales includes the direct cost of those products sold.

Equity Based Payments
Equity based payments are accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. The compensation cost is based upon fair value of the equity instrument at the date grant. The fair value has been estimated using the Black-Sholes option pricing model.

Results of Operations

Year ended December 31, 2013 Compared to the Year ended December 31, 2012
(References to 2013 and 2012 are to the years ended December 31, 2013 and 2012 respectively, unless otherwise specified.)

Revenues for 2013 and 2012 were $233,425 and $1,870, respectively. Revenues for 2013 are primarily from the sale of sports apparel and health and fitness products. Revenue for 2012 were from our digital application (“apps”) and our “YouWorkout” digital magazine. During 2013, we continued to publish our YouWorkout digital magazine. The magazine may be purchased on-line as a single issue or as a subscription.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue, 2013 was $177,802 (76.17%). This resulted in a gross profit of $55,623 (23.83%). Costs were primarily the cost of products sold. Cost of revenue incurred for 2012 was $33,892 which included the cost of articles, photography, editorial and production cost of the magazine.

The following is a breakdown of our selling, general and administrative expenses for 2013 and 2012:

	Years Ended December 31,
	2013	2012	Difference
Personnel costs	$257,913	$43,522	$214,391
Professional fees	166,449	105,633	60,816
Equity based payments	152,681	39,206	113,475
Marketing, and promotion advertising	60,471	39,002	21,469
Research and development	30,397	112,248	(81,851)
Travel and entertainment	24,807	15,839	8,968
Rent expense	17,630	11,185	6,445
Other expenses	67,771	35,893	31,878
	$778,119	$402,528	$375,591

Personnel cost increase $214,391 (493%) because we did not have any employees until October 1, 2012, during 2013, we had between 3 and 6 employees, 1 of which was part time.

Professional fees increased $60,816 (57.57%) from $105,633 for 2012 to $166,449 for 2013, as a result of being a public company and the cost associated with our merger with LifeApps Inc. We incurred costs of securities law counsel as well as auditing costs.

During 2012, the Board of Directors authorized the issuance of 1,400,000 options to purchase shares of our common stock to employees and directors, and 900,000 options to purchase our common stock to non-employees of the Company who provide consulting services. During 2013, one employee and two contracts with non-employees were terminated.

The fair value of the options granted during 2012, $111,208, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36%
Dividend yield (on common stock)	-

During 2013, the Board of Directors authorized the issuance of 3,600,000 options to purchase shares of our common stock to employees and directors, and 375,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

The fair value of the options granted during 2013, $104,420, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options granted to employees and non-employees was $152,681 and $39,206, for, 2013 and 2012, respectively.

Marketing expenses increased $21,469 (55.05%) from $39,002 for 2012 to $60,471 for 2013, as we expanded our operations and developed an awareness of our products. We attended a number of trade shows to introduce our Core Grip Workout System. We began selling the Core Grip in April 2013.

Research and development includes website and applications development costs. Research and development expenses decreased $81,851 (72.92%) from $112,248 for 2012 to $30,397 for 2013 as a result of the timing of updating of our websites and applications during late 2012. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

All of our other operating costs increased as result our implementation of our business plan and increased business.

We had net losses of $753,513 and $441,921 for 2013 and 2012, respectively.

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

As of December 31, 2013, we had working capital of $97,783 as compared to $781,891 at December 31, 2012.

During the year ended December 31, 2013, operations used cash of $639,063 as compared to cash of $387,463 for the year ended December 31, 2012.

During the year ended December 31, 2013 investing activities used cash of $114,779, primarily for acquisition of Sports One Group. Sports One Group utilizes a gateway platform which matches sports apparel manufacturers with distributors and purchasers and sells sports and fitness apparel. There was minimal investing activity during the year ended December 31, 2012.

During the year ended December 31, 2013 financing activates used cash of $347 and during the year ended December 31, 2012, financing activities provided cash of $1,181,302, primarily from the sale of our securities.

Subsequent to December 31, 2013, we received proceeds of $75,000 from a third party lender. We executed a promissory note which provided for an original issue discount of $8,437 and additional interest at the rate of 12% per annum. In the event that we repay the note within 90 days of execution the 12 % face interest is waived by the lender. The term of the note is 2 years. At the option of the lender the note is convertible into shares of our common stock. The Conversion Price is the lesser of $0.0485 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Under the terms of the note and at the option of the lender, we may borrow up to $445,000.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date and Management has identified the following deficiencies that, when aggregated, are viewed as a material weakness in our internal control over financial reporting as of that date:

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

•	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

•	There was adjustments made as a result of our audit.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name	Age	Title

Robert R. Gayman	53	Chief Executive Officer, President and Director

Arnold Tinter	64	Chief Financial Officer, Treasurer, Secretary and Director

Howard Fuller	50	Director

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

Arnold Tinter, Chief Financial Officer, Treasurer, Secretary, Director

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary on September 20, 2012. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc. is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. Mr. Tinter provides Chief Financial Officer (“CFO”) services to a number of public companies, including LifeApps Digital Media Inc., Barfresh Food Group Inc., and Frac Water Systems Inc. From 2006 to 2010 Mr. Tinter provided CFO services to Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. From May 2001 to May 2003, he served as CFO of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990, Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, and retail industries. In addition to the Company, Mr. Tinter currently serves as a director of Barfresh food Group Inc., a public companies. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a certified public accountant in Colorado and New York.

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

Advisory Board

LifeApps expects to create and name members to an Advisory Board during our 2014 fiscal year. To better understand the markets we are entering into, and to make sure our products are of the highest quality and relevance to users, LifeApps will invite professional athletes and industry specialists to join an Advisory Board. These individuals will occasionally sit in on Company meetings, visit trade-shows and industry events, and provide their recommendations and advice to the Company. Individuals will be assigned to the Advisory Board for a period of one year, and can be asked to continue serving on the Advisory Board annually.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written Code of Ethics. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our Chief Executive Officer, c/o LifeApps Digital Media Inc., 10636 Scripps Summit Court Suite 166, San Diego, CA 92131.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2013, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, satisfied their Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2013 and 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2013; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2013; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2013 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2013.

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Option Awards ($)		Total ($)

Robert Gayman,	2013	$120,000	77,190		197,190
Chief Executive Officer	2012	$43,750	$49,099	(1)	$92,849

Arnold Tinter	2013	$59,000	12,865		71,865
Chief Financial Officer	2012	$30,000	$12,088	(2)	$42,088

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

Outstanding Equity Awards at Fiscal Year Ended December 31, 2013

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

Director Compensation for the Year ended December 31, 2013

Prior to the Merger, directors were not compensated for services on the Board of Directors. Following the Merger, our directors will be entitled to receive compensation as determined by the Board of Directors.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 11, 2014, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o LifeApps Digital media Inc., 10636 Scripps Summit Court Suite 166, San Diego, CA 92131.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

Robert Gayman	42,350,000 (3)	53.04%
Arnold Tinter	1,750,000(4)	2.28%
Howard Fuller	400,000 (5)	*

All directors and executive officers as a group (3 persons)	44,500,000	55.14%

*Less than 1%

(1)
Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed, which includes shares of common stock that such persons have the right to acquire within 60 days from April 11, 2014.

(2)	Percentages are based upon 76,000,000 shares of our common stock outstanding as of April 11, 2014.

(3)	Includes 3,850,000 shares of our common stock that may be issued within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan.

(4)	Includes 750,000 shares of our common stock that may be issued within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan.

(5)	Includes 100,000 shares of our common stock that may be issued within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	5,975,000	$0.049	4,025,000
Equity compensation plans not approved by securities holders	—	—	—

Total	5,975,000	—	4,025,000

As of the date of this Annual Report, we have authorized for issuance stock options under the 2012 Plan to employees to purchase an aggregate of 10,000,000 shares of our common stock. Of these 2012 Plan options, (i) three-year options for 2,000,000 shares, with an exercise price of $0.07 per share, have been granted and (ii) three-year options for 3,975,000 shares, with an exercise price of $0.038 per share, have been granted.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by Eide Bailly LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2013 and 2012 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2013	Fiscal year ended December 31, 2012

Audit fees (1)	$19,769	$12,585
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$19,769	$12,585

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated as of September 20, 2012 by and among Registrant, LifeApps Acquisition Corp., and LifeApps Inc. (1)
2.2	2.2	Articles of Merger dated as of September 20, 2012 for the merger of LifeApps Acquisition Corp. into LifeApps Inc. (1)
2.3	2.1	Asset Acquisition Agreement Among the Registrant, LifeApps Inc. and Edward D. Laffey dated March 29, 2013 (4)
3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant dated August 23, 2012 (1)
3.2	3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2012 (2)
4.1	4.1	Form of Investor Warrant issued the investors in the September 2012 Private Placement Offering (1)
10.1	10.1	Split-Off Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp., and Andrew Listerman (1)
10.2	10.2	General Release Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp. and Andrew Listerman (1)
10.3	10.3	Form of Subscription Agreement between Registrant and the investors in the Private Placement Offering (1)
10.4	10.4	Subscription Escrow Agreement dated August 27, 2012, by and among the Registrant and Gottbetter & Partners, LLP (1)
10.5	10.5	Employment Agreement dated September 20, 2012 between Registrant and Robert R. Gayman (1)
10.6	10.6	Registrant’s 2012 Equity Incentive Plan (1)
10.7	10.7	Form of Lock-Up Agreement (1)
10.8	10.8	Mobile App Agreement between LifeApps and Rachel Buehler dated May 7, 2012 (1)
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter, dated November 5, 2012, from Li & Company, P.C. (3)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Schema Document***
101.CAL	*	XBRL Calculation Linkbase Document***
101.DEF	*	XBRL Definition Linkbase Document***
101.LAB	*	XBRL Label Linkbase Document***
101.PRE	*	XBRL Presentation Linkbase Document***
______
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

LIFEAPPS DIGITAL MEDIA INC.

Dated: April 14, 2014	By:	/s/ Robert Gayman
	Name:	Robert Gayman
	Title:	Chief Executive Officer

Dated: April 14, 2014	By:	/s/ Arnold Tinter
	Name:	Arnold Tinter
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Gayman	Chief Executive Officer (Principal Executive Officer) and Chairman of	April 14, 2014
Robert Gayman	the Board of Directors

/s/ Arnold Tinter	Chief Financial Officer (Principal	April 14, 2014
Arnold Tinter	Financial and Accounting Officer)

	Director	April __, 2014
Howard Fuller

LifeApps Digital Media Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of LifeApps Digital Media Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of LifeApps Digital Media Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013 and 2012. LifeApps Digital Media Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeApps Digital Media Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
April 14, 2014

LifeApps Digital Media Inc.
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash	$36,876	$791,065
Accounts receivable	3,253	-
Inventory	138,952	-
Other current assets	3,472	45,360
Total current assets	182,553	836,425
Fixed assets, net of depreciation	5,763	-
Intangible asset, net of amortization	82,179	4,666
Total Assets	$270,495	$841,091

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,795	$37,988
Accrued expenses	7,488	9,712
Amount due to related party	6,487	6,834
Total current liabilities	84,770	54,534
Total liabilities	84,770	54,534

Stockholders' Equity
Preferred stock, $.001 par value, none issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized, 76,000,000 shares issued and outstanding, as of December 31, 2013 and 2012	76,000	76,000
Additional paid in capital	1,348,618	1,195,937
Accumulated deficit	(1,238,893)	(485,380)
Total stockholders’ equity	185,725	786,557
Total Liabilities and Stockholders’ Equity	$270,495	$841,091

See the accompanying notes to the consolidated financial statements

LifeApps Digital Media Inc.
Consolidated Operating Statements
For the Years Ended December 31, 2013 and 2012

	2013	2012

Revenue	$233,425	$1,870
Cost of revenue	177,802	33,892
Gross profit (loss)	55,623	(32,022)
Operating expenses:
General and administrative	778,119	402,528
Depreciation and amortization	31,053	3,337
Total operating expenses	809,172	405,865
Operating loss	(753,549)	(437,887)
Other (income) expense:
Interest (income) expense	(36)	4,034
Net (loss)	$(753,513)	$(441,921)

Per share information - basic and fully diluted:
Weighted average shares outstanding	76,000,000	50,058,152
Net (loss) per share	$(0.01)	$(0.01)

See the accompanying notes to the consolidated financial statements

LifeApps Digital Media Inc.
Consolidated Statements of Stockholders Equity
For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional paid	Accumulated
	Shares	Amount	in capital	Deficit	Total

Balance - January 1, 2012	40,000,000	$40,000	$7,479	$(43,459)	$4,020
Issuance of stock for cash, net of expenses of $14,748	6,000,000	6,000	1,179,252	-	1,185,252
Effect of reverse merger and recapitalization	30,000,000	30,000	(30,000)	-	-
Stock-based compensation expense	-	-	39,206	-	39,206
Net loss for the year ended December 31, 2012	-	-	-	(441,921)	(441,921)
Balance - December 31, 2012	76,000,000	76,000	1,195,937	(485,380)	786,557
Stock-based compensation expense	-	-	152,681	-	152,681
Net loss for the year ending December 31, 2013	-	-	-	(753,513)	(753,513)
Balance - December 31, 2013	76,000,000	$76,000	$1,348,618	$(1,238,893)	$185,725

See the accompanying notes to the consolidated financial statements

LifeApps Digital Media Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	2013	2012
Cash flow from operating activities:
Net (loss) for the period	$(753,513)	$(441,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,908	-
Amortization of intangibles	29,145	3,337
Stock-based compensation expense	152,681	39,206
Write-off of software license	450	-
Changes in operating assets and liabilities
Accounts receivable	(3,253)	-
Inventory	(138,952)	-
Other current assets	41,888	4,015
Deposits	-	(39,375)
Accounts payable	32,807	37,563
Accrued expenses	(2,224)	9,712
Net cash used in operations	(639,063)	(387,463)

Cash flow from investing activities:
Assets purchased in business combination	(99,500)	-
Investment in intangible assets	(12,608)	(3,472)
Investment in fixed assets	(2,671)	-
Net Cash used in investing activities	(114,779)	(3,472)

Cash flow from financing activities:
Issuance of common stock and warrants for cash	-	1,185,252
Advances from related party	-	29,500
Repayments to related party	(347)	(33,450)
Short term borrowing	-	115,000
Repayment of short term borrowing	-	(115,000)
Net cash (used) provided by financing activities	(347)	1,181,302

Net (decrease) increase in cash	(754,189)	790,367
Cash at beginning of period	791,065	698
Cash at end of period	$36,876	$791,065

See the accompanying notes to the consolidated financial statements

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $1,238,893. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses and amounts due to shareholder. The carrying value of accounts receivable, accounts payable, accrued expenses and amounts due to shareholder approximates its fair value due to their short maturity.

Accounts Receivable
A significant majority of our sales are through credit cards and other electronic payment methods. When we do grant credit to our customers it is generally in the form of short term accounts receivables, normally due in 30 days. The credit worthiness of the customer is evaluated prior to the sale. Currently there is no allowance for doubtful accounts as all of accounts are deemed collectable.

Inventory
Inventory consists of finished goods, sports and fitness products, and is stated at the lower of cost or net realizable value, with cost being determined on a first-in first-out basis.

Intangibles
Intangibles, which include websites and databases acquired, internet domain name costs, and customer lists, are being amortized over the expected useful lives which we estimate to be three to five years. In accordance with ASC Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register internet domain names were capitalized.

Fixed Assets
Fixed assets are stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight line basis over the estimated useful lives of the assets. The estimated useful lives used for financial statement purposes are:

Furniture and equipment: 3 years

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

Cost of Revenue
Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine and ongoing web hosting costs. Cost of revenue related to product sales includes the direct cost of those products sold.

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the years ended December 31, 2013 and 2012. Research and development expenses amounted to $30,397 and $112,248 respectively. Research and development expenses are included in general and administrative expenses.

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

Advertising Costs
We recognize advertising expense when incurred. Advertising expense was $60,471 and $39,002 for the years ended December 31, 2013 and 2012, respectively.

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the years ended December 31, 2013 and 2012, was $17,630 and $11,185, respectively.

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

For the years ended December 31, 2013 and 2012 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Equity Based Payments
Equity based payments are accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. The compensation cost is based upon fair value of the equity instrument at the date grant. The fair value has been estimated using the Black-Sholes option pricing model.

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

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

As of December 31, 2013 we completed the allocation of the purchase price. The price allocation is as follows:

Furniture and equipment	$5,000
Software license	450
Internet domain names	33,500
Website and data bases	56,050
Customer list	4,500
$99,500

The estimates of fair values were determined using the hierarchy as follows:

	Level 1	Level 2	Level 3
Furniture and equipment	$-	$-	$5,000
Software license	-	-	450
Internet domain names	-	-	33,500
Website and data bases	-	-	56,050
Customer list	-	-	4,500
	$-	$-	$99,500

Level 3 inputs have been determined by management judgment or estimation.

Revenue and operating income of Sports One Group since the acquisition date included in the consolidated statements of operations for the year ended December 31, 2013, was $208,025 and $15,381, respectively.

The following table sets forth the amounts of revenue and earnings of the company and Sports One Group as though the combination took place at the beginning of the years ended December 31, 2013 and 2012:

	2013	2012
	(Unaudited)	(Unaudited)

Revenue	$336,470	$523,282
Net loss	$(739,967)	$(380,159)

Note 4. Fixed Assets

At December 31, 2013 fixed assets consisted of the following:

Furniture	$5,671
Equipment	2,000
7,671
Less accumulated depreciation	(1,908)
$5,763

There were no fixed assets as of December 31, 2012.

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

Note 5. Intangible Assets

At December 31, 2013 and 2012, intangible assets consists of the following:

	2013	2012
Internet domain names	$58,641	$12,533
Less accumulated amortization	(22,325)	(7,867)
	$36,316	$4,666

Website and data bases	$56,050	$-
Less accumulated amortization	(14,012)	-
	$42,038	$-

Customer and supplier lists	$4,500	$-
Less accumulated amortization	(675)	-
	$3,825	$-

Total intangibles	$119,191	$12,533
	(37,012)	(7,867)
	$82,179	$4,666

We recognize goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC 805. Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed. We have not recognized any goodwill in these financial statements. Additionally, ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets. We identified identifiable intangibles that are marketing-related, customer-related, and technology based.

We recognized the following intangible assets in connection with the business combination

Asset	Amount as of December 31, 2013	Amortization to December 31, 2013	Residual value	Weighted average amortization period in months
Internet domain names	$33,500	$8,375	$-	36
Website and data base	56,050	14,012	-	36
Customer lists	4,500	675	-	60
Total	$94,050	$23,062	$-	37

The amount charged to expenses for amortization of all amortizable intangibles was $29,145 and $3,337 for the years ended December 31, 2013 and 2012, respectively.

Estimated future amortization expense related to the intangibles as of December 31, 2013 is as follows:

2014	$36,110
2015	35,794
2016	9,150
2017	900
2018	225
$82,179

Note 6. Amount Due Shareholder

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

Amount due related party represents amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at December 31, 2013 and 2012 was $6,487 and $6,834, respectively. The maximum amount owed to the related party during the years ended December 31, 2013 and 2012 were $6,834 and $27,334, respectively.

Note 7. Stockholders’ Equity

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

For financial reporting purposes, the transaction was accounted for as a “reverse merger” rather than a business combination, because the sellers of LifeApps effectively control the combined companies immediately following the transaction. As such, LifeApps is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a reverse acquisition by LifeApps. Accordingly, the assets and liabilities and the historical operations, from its inception July 15, 2009, that will be reflected in our ongoing financial statements will be those of LifeApps and will be recorded at the historical cost basis of LifeApps. The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of LifeApps after consummation of the transaction. Our historic capital accounts will be retroactively adjusted to reflect the equivalent number of shares issued by it in the transaction while LifeApps historical retained earnings will be carried forward. Our historical financial statements before the transaction will be replaced with the historical financial statements of LifeApps before the transaction in all future filings with the Securities and Exchange Commission, or SEC.

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

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

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

Expected life (in years)	5
Volatility (based on a comparable company)	117.00%
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

Note 8. Stock Based Compensation

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

During the year ended December 31, 2012, the Board of Directors authorized the issuance of 1,400,000 options to purchase shares of our common stock to employees and directors, and 900,000 options to purchase our common stock to non-employees of the Company who provide consulting services. During the year ended December 31, 2013, one employee and two contracts with non-employees were terminated.

The fair value of the options granted during the year ended December 31, 2012, $111,208, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36%
Dividend yield (on common stock)	-

During the year ended December 31, 2013, the Board of Directors authorized the issuance of 3,600,000 options to purchase shares of our common stock to employees and directors, and 375,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

The fair value of the options granted during the year ended December 31, 2013, $104,420, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.48%
Dividend yield (on common stock)	-

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

Amounts charged to expense for the options granted to employees and non-employees was $152,681 and $39,206, for the years ended December 31, 2013 and 2012, respectively.

The following is a summary of stock option issued to employees and directors for the year ended December 31, 2013 and 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2012	-	-	-	-
Granted	1,400,000	0.07	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding December 31, 2012	1,400,000	0.070	-	-
Granted	3,600,000	0.038	-	-
Exercised	-	-	-	-
Cancelled	(50,000)	0.070	-	-
Outstanding December 31, 2013	4,950,000	0.047	2.31	$-
Exercisable December 31, 2013	3,750,000	0.050	2.27	$-

We will recognize compensation expense of $13,473 in future periods through June 30, 2014.

The following is a summary of stock options issued to non-employees for the year ended December 31, 2013 and 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	-	$-	-	-
Granted	900,000	$0.070	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding December 31, 2012	900,000	$0.070	-	-
Granted	375,000	$0.038	-	-
Exercised	-	$-	-	-
Cancelled	(250,000)	$0.070	-	-
Outstanding December 31, 2013	1,025,000	$0.058	2.14	$-
Exercisable December 31, 2013	900,000	$0.061	2.11	$-

We will recognize expense of $1,403 in future periods through June 30, 2014.

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

Note 9. Outstanding Warrants

There were no warrants issued during the year ended December 31, 2013. The following is a summary of outstanding warrants as of December 31, 2013:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	6,000,000	$1.00	3.73	$-

Note 10. Income Taxes

Prior to September 20, 2012 our wholly owned subsidiary, Lifeapps, was a limited liability company, accordingly no provision for income taxes has been made in the accompanying financial statements for the period from January 1, 2012 until September 20, 2012 nor for the year ended December 31, 2011, as taxable income or losses are reportable on the tax returns of the members of the Company.

Income tax provision (benefit) for the years ended December 31, 2013 and 2012, is summarized below:

	2013	2012
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(187,100)	(71,500)
State	(50,500)	(19,300)
Total deferred	(237,600)	(90,800)
Increase in valuation allowance	237,600	90,800
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2012 are as follows:

	2013	2012
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Effect of net operating loss	(39.5%)	(39.5%)
	0.0%	0.0%

Components of the net deferred income tax assets at December 31, 2013 and 2012 were as follows:

	2013	2012
Net operating loss carryovers	$328,400	$90,800
Valuation allowance	(328,400)	(90,800)
	$-	$-

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

In accordance with ASC 740, at December 31, 2013 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $328,400.

As of December 31, 2013 we had cumulative net operating loss carry forwards of $830,367 which expire from 2021 through 2024.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Note 11. Earnings Per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2013 and 2012, and the outstanding stock options and warrants are anti-dilutive.

Note 12. Business Segments

We currently have two business segments; (i) the sale of physical products (“Products”) and (ii) digital publishing (“Publishing”). There was only one business segment, publishing, in the year ended December 31, 2012. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Operating profits for these segments excludes unallocated corporate items. Administrative and staff costs were commonly used by all business segments and was indistinguishable.

The following sets forth information about the operations of the business segments:

Year Ended December 31, 2013
Revenue
Products	$232,530
Publishing	895
Total revenue	$233,425

Gross profit
Products	$57,848
Publishing	(2,225)
Total gross profit	$55,623

Other items:
General and administrative expenses including depreciation and amortization allocable to Products segment	$119,625
General and administrative expenses including depreciation and amortization allocable to Publishing segment	$382,873
General and administrative expenses unallocated including depreciation and amortization	$306,674

Interest income
Unallocated amounts	$36

Net income (loss)
Products	$(61,778)
Publishing	(385,097)
Unallocated amounts	(306,638)
Total net loss	$(753,513)

LifeApps Digital Media Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Continued)

There were no intersegment revenues.

As of December 31, 2013, $216,942, $16,677 and $36,876, of our assets were used in the products, publishing, and unallocated segments, respectively.

All of our revenue is generated in the United States and accordingly no geographic segment reporting is included.

No single customer accounted for more than ten percent (10%) of our revenues in the years ended December 31, 2013 or 2012.

Note 13. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements except as follows:

During March 2014, we received proceeds of $75,000 from a third party lender. We executed a promissory note which provided for an original issue discount of $8,437 and additional interest at the rate of 12% per annum. In the event that we repay the note within 90 days of execution the 12 % face interest is waived by the lender. The term of the note is 2 years. At the option of the lender the note is convertible into shares of our common stock. The Conversion Price is the lesser of $0.0485 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Under the terms of the note and at the option of the lender, we may borrow up to $445,000.

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