Form 10-Q
period 2014-03-31
LIFEAPPS DIGITAL MEDIA INC.
filed 2014-05-13
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014 there were issued and outstanding 76,000,000 shares of Common Stock, $0.001 par value.

Table of Contents

FORM 10-Q
LIFEAPPS DIGITAL MEDIA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.
March 31, 2014 and 2013

LifeApps Digital Media Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$66,117	$36,876
Accounts receivable	21,160	3,253
Inventory	106,358	138,952
Other current assets	3,072	3,472
Total current assets	196,707	182,553
Fixed assets, net of depreciation	5,124	5,763
Intangible asset, net of amortization	73,151	82,179
Total Assets	$274,982	$270,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,109	$78,283
Amount due to related party	36,987	6,487
Total current liabilities	77,096	84,770
Notes payable	75,245	-
Total liabilities	152,341	84,770

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding, as of March 31, 2014 and December 31, 2013
Common stock, $0.001 par value, 300,000,000 shares authorized, 76,000,000 shares issued and outstanding, as of March 31, 2014 and December 31, 2013	76,000	76,000
Additional paid in capital	1,357,200	1,348,618
Accumulated deficit	(1,310,559)	(1,238,893)
Total stockholders’ equity	122,641	185,725
Total Liabilities and Stockholders’ Equity	$274,982	$270,495

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Operating Statements
For the Three-Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
Revenue	$121,293	$340
Cost of revenue	108,780	-
Gross profit	12,513	340
Operating expenses:
General and administrative	73,885	199,791
Depreciation and amortization	9,667	1,395
Total operating expenses	83,552	201,186
Operating loss	(71,039)	(200,846)
Interest (income) expense	627	(15)
Net (loss)	$(71,666)	$(200,831)

Per share information - basic and fully diluted:
Weighted average shares outstanding	76,000,000	76,000,000

Net (loss) per share	$0.00	$0.00

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Statements of Cash Flows
For the Three-Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
Net cash (used) in operations	$(76,259)	$(225,748)

Cash flow from financing activities:
Advances from related party	30,500	-
Repayments to related party	-	(347)
Issuance of convertible notes for cash	75,000	-
Net cash provided by (used) financing activities	105,500	(347)

Cash flow from investing activities:
Investment in intangible assets	-	(11,500)
Investment in fixed assets	-	(1,155)
Cash placed in escrow	-	(102,088)
Net Cash (used) in investing activities	-	(114,743)

Net increase (decrease) in cash	29,241	(340,838)
Cash at beginning of period	36,876	791,065
Cash at end of period	$66,117	$450,227

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Digital Media Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at March 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $1,310,559. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

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

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the three months ended March 31, 2014 and 2013. Research and development expenses amounted to $1,535 and $16,691 for three months ended March 31, 2014 and 2013, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs
We recognize advertising expense when incurred. Advertising expense was $919 and $34,757 for the three months ended March 31, 2014 and 2013, respectively.

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the three months ended March 31, 2014 and 2013, was $961 and $3,720, respectively.

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

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

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

There were no options granted during the three months ended March 31, 2014 or 2013.

Total compensation expense for the three months ended March 31, 2014 and 2013 of all stock based compensation recognized under ASC 718 was $8,582 and $16,722, respectively.

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

For the three months ended March 31, 2014 and 2013 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Recent Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3. Intangible Assets

At March 31, 2014 and December 31, 2013, intangible assets consist of the following:

	March 31, 2014	December 31, 2013
Internet domain names	$58,641	$58,641
Less accumulated amortization	(26,457)	(22,325)
	$32,184	$36,316

Website and data bases	$56,050	$56,050
Less accumulated amortization	(18,683)	(14,012)
	$37,367	$42,038

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(900)	(675)
	$3,600	$3,825

Total intangibles	$119,191	$119,191
	(46,040)	(37,012)
	$73,151	$82,179

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

The amount charged to amortization expense for all intangibles was $9,028 and $1,364 for the three months ended March 31, 2014 and 2013, respectively

Estimated future amortization expense related to the intangibles as of March 31, 2014 is as follows:

Year Ended December 31,
2014 (nine months remaining)	$27,083
2015	35,794
2016	9,149
2017	900
2018	225
$73,151

Note 4. Amount Due Shareholder

Parties, which can be a corporation or an individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Amount due related party represents amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at March 31, 2014 and December 31, 2013 was $36,987 and $6,487, respectively.

Note 5. Notes Payable

In March 2014, we executed a Promissory Note (the “Note”) and received $75,000. The Note is due March 17, 2016 and provides for an original issue discount of $8,437, which will be amortized over 24 months, and face interest rate of 12% per annum. However if the Note is repaid by June 16, 2014 the face interest will become 0%. The Lender has the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increased, with the consent of the lender to $445,000.

In accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), we have not recognized a beneficial conversion feature in connection with the note. Per the agreement the conversion price may change based on the Company’s stock price prior to the Lender’s decision to convert the outstanding principal or if more favorable terms are given in a future security offering.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

The balance at March 31, 2014 was comprised of:

Convertible notes payable	$83,437
Unamortized original issue discount	(8,192)
$75,245

Interest expense of $627, includes $245 of amortization of original issue discount and $382 of accrued interest.

Note 6. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 6,275,000 shares of our common stock. Subsequent to the grant 300,000 options were cancelled. No options were granted during the three months ended March 31, 2014 and 2013. The fair value of the options previously granted, $215,628, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36 - 0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options granted to employees for the three month periods ended March 31, 2014 and 2013 was $7,773 and $16,722, respectively.

Amounts charged to expense for the options granted to non-employees for the three month periods ended March 31, 2014 and 2013 was $810 and $10,749, respectively.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2014	4,950,000	$0.070
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding March 31, 2014	4,950,000	$0.047	2.06	$-
Exercisable March 31, 2014	3,750,000	$0.050	2.02	$-

We will recognize compensation expense of $5,700 in future periods through June 30, 2014.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

The following is a summary of stock options issued to non-employees:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2014	1,025,000		$0.058
Granted	-	$
Exercised	-	$
Cancelled	-	$
Outstanding March 31, 2014	1,025,000		$0.058	1.89	$-
Exercisable March 31, 2014	900,000		$0.061	1.86	$-

We will recognize expense of $594 in future periods through June 30, 2014.

Note 7. Outstanding Warrants

There were no warrants issued during the three months ended March 31, 2014 or 2013. The following is a summary of outstanding warrants as of March 31, 2014:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of units in 2012	6,000,000	$1.00	3.48	$-

Note 8. Income Taxes

As previously stated, we account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2014 the estimated effective tax rate for the year will be zero.

Note 9. Earnings Per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share were not calculated because we recorded net losses for the three months ended March 31, 2014 and 2013, and the outstanding stock options and warrants are anti-dilutive.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014 and 2013
(Unaudited)

Note 10. Business Segments

We currently have two business segments; (i) the sale of physical products (“Products”) and (ii) digital publishing (“Publishing”). There was only one business segment, publishing, in the three months ended March 31, 2013. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The publishing segment does not meet the quantitative threshold for disclosure as outlined ASC Topic 280 Segment Reporting.

All of our revenue is generated in the United States and accordingly no geographic segment reporting is included.

One customer accounted for 38.9% percent of our revenues in the three months ended March 31, 2014. No other customers accounted for 10% of our revenue. For the three months ended March 31, 2013, no customer accounted for over 10% of our revenue.

Note 11. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

We were in the development stage from July 15, 2009 through March 31, 2013. Our fiscal year ending December 31, 2013 was the first year during which we are considered an operating company and is no longer in the development stage.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $1,310,559. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the three months ended March 31, 2014 and 2013. Research and development expenses amounted to $1,535 and $16,691 for three months ended March 31, 2014 and 2013, respectively. Research and development expenses were included in general and administrative expenses.

Results of Operations

Three months ended March 31, 2014, compared with the respective period ended March 31, 2013

Revenues for three months ended March 31, 2014 and 2013 were $121,293 and $340, respectively. Revenues for the three months ended March 31, 2014 were derived primarily from the sale of sports apparel and health and fitness products. Revenue for the three months ended March 31, 2013 were from the sale of our digital application (“apps”).

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for three months ended March 31, 2014 was $108,780 (89.7%). This resulted in a gross profit of $12,513 (10.3%). Costs were primarily the cost of products sold. There was no cost of revenue incurred for the three months ended March 31, 2013 as sales related to previous developed applications.

We had net losses of $71,666 and $200,831 for the three months ended March 31, 2014 and 2013, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended March 31, 2014 and 2013:

	Three months Ended March 31,
	2014	2013	Difference
Personnel costs	$18,694	$69,137	$(50,443)
Professional fees	11,860	33,177	(21,317)
Equity based payments	8,582	27,471	(18,889)
Marketing and advertising	4,671	34,757	(30,086)
Travel and entertainment	3,580	6,443	(2,863)
Research and development	1,762	16,691	(14,929)
Other expenses	24,736	12,115	12,621
	$73,885	$199,791	$(125,906)

We had 3 employees in the three months ended March 31, 2014, two of which were part time. We had a total of 4 employees, 3 of whom were full time employees during the three months ended March 31, 2013. In addition salaries were higher in the three months ended March 31, 2013.

Professional fees decreased $21,317 (64.3%) from $33,177 for the three months ended March 31, 2013 to $11,860 for the three months ended March 31, 2014. The decrease is a result of being a reduction in our cost of SEC compliance and reduced activity that required legal counsel.

During the three months ended March 31, 2014 and 2013, the Board of Directors did not authorized the issuance any options to purchase shares of our common stock to employees and directors or to non-employees of the Company who provide consulting services. The expense for both periods relates to options previously granted.

The decreased in all of our other expenses planned as we were preserving our cash.

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

As of March 31, 2014, we had working capital of $119,611 as compared to $97,783 at December 31, 2013.

During the three months ended March 31, 2014, operations used cash of $76,259 and for the three months ended March 31, 2013 used cash of $225,748.

During the three months ended March 31, 2014 financing activates provided cash of $105,500. The cash was provided primarily from borrowing activities. In March 2014, we executed a Promissory Note (the “Note”) and received $75,000. The Note is due March 17, 2016 and provides for an original issue discount of $8,437 and face interest rate of 12% per annum. However if the Note is repaid by June 16, 2014 the face interest will become 0%. The Lender has the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increase, at the option of the lender to $445,000. In addition an officer and director of ours advanced $30,500 to the Company. During the three months ended March 31, 2013, financing activities used cash of $347.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective , due to a lack of audit committee and segregation of duties caused by limited personnel, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been no change in the Company's internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2014, which may be accessed via EDGAR through the Internet at www.sec.gov.

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
_______________
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

LifeApps Digital Media Inc.

Date: May 12, 2014	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer