Form 10-Q
period 2014-06-30
LIFEAPPS DIGITAL MEDIA INC.
filed 2014-08-19
CIK 1510247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 18, 2014 there were issued and outstanding 76,000,000 shares of Common Stock, $0.001 par value.

Table of Contents

FORM 10-Q
LIFEAPPS DEGITAL MEDIA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.
June 30, 2014 and 2013

LifeApps Digital Media Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$18,612	$36,876
Accounts receivable	26,792	3,253
Inventory	105,770	138,952
Other current assets	1,937	3,472
Total current assets	153,111	182,553
Fixed assets, net of depreciation	4,484	5,763
Intangible asset, net of amortization	64,124	82,179
Total Assets	$221,719	$270,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$48,607	$78,283
Amount due to related party	25,864	6,487
Total current liabilities	74,471	84,770
Notes payable, net of debt discount	76,757	-
Total liabilities	151,228	84,770

Stockholders' Equity
Preferred stock, $.001 par value, none issued or outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 76,000,000 shares issued and outstanding, as of June 30, 2014 and 2013	76,000	76,000
Additional paid in capital	1,363,494	1,348,618
Accumulated (deficit)	(1,369,003)	(1,238,893)
Total stockholders’ equity	70,491	185,725
Total Liabilities and Stockholders’ Equity	$221,719	$270,495

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$83,589	$93,338	$204,882	$93,678
Cost of revenue	54,845	65,362	163,625	65,362
Gross profit	28,744	27,976	41,257	28,316
Operating expenses:
General and administrative	73,512	233,962	147,397	433,753
Depreciation and amortization	9,666	8,544	19,333	9,939
Total operating expenses	83,178	242,506	166,730	443,692
Operating loss	(54,434)	(214,530)	(125,473)	(415,376)
Interest (income) expense	4,010	(10)	4,637	(25)
Net (loss)	$(58,444)	$(214,520)	$(130,110)	$(415,351)

Per share information - basic and fully diluted:
Weighted average shares outstanding	76,000,000	76,000,000	76,000,000	76,000,000

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	2014	2013

Net cash used in operations	$(112,641)	$(426,436)

Cash flow from investing activities:
Assets purchased in business combination	-	(99,500)
Investment in intangible assets	-	(12,608)
Investment in fixed assets	-	(2,670)
Net Cash used in investing activities	-	(114,778)

Cash flow from financing activities:
Issuance of convertible notes for cash	75,000	-
Advances from related party	31,377	-
Repayments of advances from related party	(12,000)	(347)
Net cash provided by (used) in financing activities	94,377	(347)

Net (decrease) in cash	(18,264)	(541,561)
Cash at beginning of period	36,876	791,065
Cash at end of period	$18,612	$249,504

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Digital Media Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at June 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $1,369,003. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Inventory
Inventory consists of finished goods, sports and fitness products, and is stated at the lower of cost or net realizable value, with cost being determined on a first-in first-out basis.

Intangibles
Intangibles, which include websites and databases acquired, internet domain name costs, and customer lists, are being amortized over the expected useful lives which we estimate to be three to five years. In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register internet domain names were capitalized.

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

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the three and six months ended June, 2014 and 2013. Research and development expenses amounted to $2,561 and $26,732 for six months ended June 30, 2014 and 2013, respectively and $1,026 and $10,041 for the three months ended June 30, 2014 and 2013, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs
We recognize advertising expense when incurred. Advertising expense was $9,278 and $43,040 for the six months ended June 30, 2014 and 2013, respectively, and $4,607 and $8,283 for the three months ended June 30, 2014 and 2013, respectively.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Rent Expense
We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $1,935 and $5,619 for the three months ended June 30, 2014 and 2013, respectively, and $2,896 and $9,339 for six months ended June 30, 2014 and 2013, respectively.

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

For the six months ended June 30, 2014 and 2013 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Recent Pronouncements
From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. FASB Accounting Standards Update ("ASU") 2014-09 Revenue From Contracts With Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers with an effective date after December 15, 2016 will be evaluated as to impact and implemented accordingly.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Note 3. Intangible Assets

At June 30, 2014 and December 31, 2013, intangible assets consist of the following:

	June 30, 2014	December 31, 2013
Internet domain names	$58,641	$58,641
Less accumulated amortization	(30,589)	(22,325)
	$28,052	$36,316

Website and data bases	$56,050	$56,050
Less accumulated amortization	(23,353)	(14,012)
	$32,697	$42,038

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(1,125)	(675)
	$3,375	$3,825

Total intangibles	$119,191	$119,191
	(55,067)	(37,012)
	$64,124	$82,179

The amount charged to amortization expense for all intangibles was $9,027 and $7,914 for the three months ended June 30, 2014 and 2013, respectively, and $18,055 and $9,278 for the six months ended June 30, 2014 and 2013, respectively.

Estimated future amortization expense related to the intangibles as of June 30, 2014 is as follows:

Year Ended December 31,
2014 (six months remaining)	$18,056
2015	35,794
2016	9,149
2017	900
2018	225
$64,124

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

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

Amount due related party represents amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at June 30, 2014 and December 31, 2013 was $25,864 and $6,487, respectively.

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

The balance at June 30, 2014 was comprised of:

Convertible notes payable	$83,437
Unamortized original issue discount	(6,680)
$76,757

Interest expense for the three months ended June 30, 2014 was $4,010 and includes $1,512 of amortization of original issue discount and $2,498 of accrued interest. Interest expense for the six months ended June30, 2014 was $4,637 and includes $1,757 of amortization of original issue discount and $2,882 of accrued interest.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Note 6. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 6,275,000 shares of our common stock. Subsequent to the grant 300,000 options were cancelled. All options were granted prior to the six months ended June 30, 2014. The fair value of the options previously granted, $215,628, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36 - 0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options granted to employees and non-employees for the three month periods ended June 30, 2014 and 2013 was $7,103 and $52,149, respectively, and the amounts charged to expense for the options granted to employees for the six month periods ended June 30, 2014 and 2013 was $14,876 and $68,871, respectively.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2014	4,950,000	$0.047	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding June 30, 2014	4,950,000	$0.047	1.81	$-
Exercisable June 30, 2014	4,950,000	$0.047	1.81	$-

There will be no additional compensation expense recognized in future periods.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

The following is a summary of stock options issued to non-employees, excluding Directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2014	1,025,000	$0.058	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding June 30, 2014	1,025,000	$0.058	1.64	$-
Exercisable June 30, 2014	1,025,000	$0.058	1.64	$-

Note 7. Outstanding Warrants

There were no warrants issued during the three and six months ended June 30, 2014 or 2013. The following is a summary of outstanding warrants as of June 30, 2014:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	6,000,000	$1.00	3.48	$-

Note 8. Income Taxes

As previously stated, we account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2014 the estimated effective tax rate for the year will be zero.

Note 9. Earnings Per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share were not calculated because we recorded net losses for the three and six months ended June 30, 2014 and 2013, and the outstanding stock options and warrants are anti-dilutive.

LifeApps Digital Media Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014 and 2013
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

No customers accounted for more than 10% of our revenues in the six months ended June 30, 2014 and 2013.

Note 11. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the periods ended June 30, 2014 and 2013 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

According to Gartner: Top 10 Strategic Technology Trends for 2014, mobile devices surpassed PCs as the most common access tools for the Internet in 2013. By 2015, it is projected that over 80% of handsets in mature markets will be smartphones. Fierce Mobile IT reports that mobile commerce retail revenue jumped 97% in the past year. Because of these trends, we will continue to expand our current eCommerce offerings to mobile platforms allowing our customers to order products and/or services through their mobile devices.

We expect to create a website in the near term to be known as LifeApps Health and to be dedicated to LifeApps mobile health applications. This site will serve as a marketing and informational hub for our mobile products dedicated to our health care related applications. This will include LifeApps current IOS Apple application MDWorkout (R) and additional LifeApps applications related to health care providers.

LifeApps Health will aim to reduce overall healthcare costs and improve lives through mHealth (mobile health) technology and the promotion of healthy lifestyle changes. We plan to increase our product development focus in the areas of lifestyle medicine including diabetes, cardiovascular disease, cancer, obesity and medicinal cannabis use. According to a landmark study by the Diabetes Prevention Program, exercise, 30 minutes a day, five days a week, in certain circumstances, can act as a substitute for medicine and can result in a loss of 5-7% of one’s body weight and the reduction of the incidence of type 2 diabetes by 58%. In addition, exercise has been shown to reduce heart disease by 40%, to lower the risk of stroke by 27%, and reduce the incidence of high blood pressure by 50%, according to ExerciseIsMedicine.org. Under the Affordable Care Act, compliant health insurance plans can now include weight-loss services, in addition to company-sponsored health initiatives. Plans may now include obesity screening, referral and counseling as required essential health benefits.

With LifeApps Health, we continue to build relationships with medical professionals in an effort to provide a foundation for our future product offerings. According to ExerciseIsMedicine.org, 65% of patients would be more interested in exercising to stay healthy if advised accordingly by their doctors or health care professionals.

MDWorkout® currently provides mobile content by board certified medical doctors and features over 100 exercises, 80 video demonstrations, recording capability and healthy living tips. We are researching the ability to update applications with interactive rewards systems through game-ification, sensor capabilities, and a video counseling exchange. Apple’s forthcoming release of its iOS 8 operating system for mobile devices includes new health and medicine APIs that can be incorporated into future releases of MDWorkout®.

We believe that revenue streams can be derived from all of the following avenues: Individuals - purchases of LifeApps products and services by healthy lifestyle minded individuals, Employers – purchases of LifeApps products and services by companies for corporate wellness initiatives, Insurance related – purchases of products and services by individuals and corporations through health insurance programs, and Medical facilities – purchases of products and services by hospitals, clinics, healthcare organizations and medical practices. Due to the nature of platform software development cycles such as the Apple iOS operating system and our internal software development timelines, future updates to our software are dependent on multiple variables. Our best estimates lead us to anticipate these updates to our software occurring as late 2014 or early 2015 developments.

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

LifeApps sports and fitness products continue to function to improve users’ health through mobile applications, publications, physical products and training videos. Providing our health, fitness and sports enthusiasts entertaining resources for improving their quality of life. We continue to expand our niche eCommerce product offerings through various promotional channels. We seek channels that provide higher margin opportunities and visibility rather than traditional brick-and-mortar retail opportunities.

We were in the development stage from July 15, 2009 through March 31, 2013. Our fiscal year ending December 31, 2013 is the first year during which we were considered an operating company and we are no longer in the development stage.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $1,369,003. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Recent Developments

Sports One Group recently completed a six-month (January – June 2014), multi-platform, product database overhaul improving the accuracy and visibility of our products to our customers through multiple online outlets. The database updates improved efficiencies and search engine optimizations across our eCommerce partner platforms. We also increased the availability of our products to these multiple platforms to over 1500 searchable items. In addition to the database update we undertook a multi-month evaluation of internal processes and have implemented new workflows to improve our efficiencies.

We continue to research developments in the upcoming release of Apple’s iOS 8 operating system and the new Healthkit APIs for iPhone and iPad development. Our digital magazine YouWorkout is now available for the Amazon Fire phone.

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

We expect to create a website in the near term to be known as LifeApps Health that will act as a marketing and services hub dedicated to LifeStyle Medicine and health care professionals for our mobile applications that are dedicated to our health care related applications. We will include our current MDWorkout (R) on this website and we will also include our future planned applications that relate to chronic disease and the effects of exercise, nutrition, and lifestyle on health care cost and an individual’s quality of life.

LifeApps Health will provide health care professionals, insurance companies, employers and individual's insight into our health and healthy lifestyle related applications and future services.

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

Intangibles
Intangibles, which include websites and databases acquired, internet domain name costs, and customer lists, are being amortized over the expected useful lives which we estimate to be three to five years. In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register internet domain names were capitalized.

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

We also publish and sell digital magazines through the internet. Magazines can be purchased as individual volumes.

Cost of Revenue
Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine and ongoing web hosting costs. Cost of revenue related to product sales includes the direct cost of those products sold.

Research and development, Website Development Costs, and Software Development Costs
All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the three and six months ended June, 2014 and 2013. Research and development expenses amounted to $2,561 and $26,732 for six months ended June 30, 2014 and 2013, respectively and $1,026 and $10,041 for the three months ended June 30, 2014 and 2013, respectively. Research and development expenses were included in general and administrative expenses.

Results of Operations

Three months ended June 30, 2014, compared with the respective period ended June 30, 2013

Revenues for the three months ended June, 2014 and 2013 were $83,589 and $93,338, respectively. Revenues for both periods was derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenue is due to timing. We believe that future revenue will be more in line with the prior periods.

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

Cost of revenue for the three months ended June 30, 2014 and 2013 was $54,845 (65.6%) and $65,362 (70.0%), respectively. This resulted in a gross profit for three months ended June 30, 2014 and 2013 of $28,744 (33.4%) and $27,976 (30.0%), respectively. Costs were primarily the cost of products sold.

We had net losses of $58,444 and $214,520 for the three months ended June 30, 2014 and 2013, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended June 30, 2014 and 2013:

	Three months Ended June 30,
	2014	2013	Difference
Personnel costs	$8,971	$71,593	$(62,622)
Professional fees	35,765	49,280	(13,515)
Equity based payments	7,103	58,393	(51,290)
Marketing and advertising	4,607	8,283	(3,676)
Travel and entertainment	2,703	5,001	(2,298)
Research and development	799	10,041	(9,242)
Other expenses	13,564	31,373	(17,809)
	$73,512	$233,964	$(160,452)

We had from 1 to 3 employees in the three months ended June 30, 2014, one of which were part time. We had a total of 4 employees, 3 of whom were full time employees during the three months ended June 30, 2013.

Professional fees decreased $13,515 (27.4%) from $49,280 for the three months ended June 30, 2013 to $35,765 for the three months ended June 30, 2014. The decrease is a result of being a reduction in our cost of SEC compliance and reduced activity that required legal counsel.

During the three months ended June 30, 2014, the Board of Directors did not authorized the issuance of any options to purchase shares of our common stock to employees and directors or to non-employees of the Company who provide consulting services. During the three months ended June 30, 2013, the Board of Directors authorized the issuance, under the 2012 Plan, 3,600,000 options to purchase shares of our common stock to employees and directors, and 375,000 options to purchase our common stock to non-employees of the Company who provide consulting services.

The expense for the three months ended June 30, 2014 relates to options previously granted.

The decrease in all of our other expenses was planned as we were preserving our cash.

Six months ended June 30, 2014, compared with the respective period ended June 30, 2013

We were in the development stage from July 15, 2009 through March 31, 2013.

Revenues for the six months ended June 30, 2014 and 2013 were $204,882 and $93,678, respectively. Revenues for both periods was derived primarily from the sale of sports apparel and health and fitness products. We acquired Sports One Group Inc. our wholly owned subsidiary in April, 2013 and accordingly there were no revenues from Sports One Group for the first three months of the six month period ending June 30, 2013

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs. Cost of revenue related to product sales includes the direct cost of those products sold.

Cost of revenue for the six months ended June 30, 2014 and 2013 was $163,625 (79.9%) and $65,362 (69.8%), respectively. This resulted in a gross profit for the six months ended June 30, 2014 and 2013 of $41,257 (20.1%) and $28,316 (30.2%), respectively. Our margins are dependent upon the products sold, i.e. jackets vs. hats, and the size of the individual order. We believe that the cost of revenue will vary between 70% to 80% in future periods.

We had net losses of $130,110 and $415,351 for the six months ended June 30, 2014 and 2013, respectively.

The following is a breakdown of our selling, general and administrative expenses for the six months ended June 30, 2014 and 2013:

	Six months Ended June 30,
	2014	2013	Difference
Personnel costs	$27,665	$140,730	$(113,065)
Professional fees	47,625	82,457	(34,832)
Equity based payments	14,876	85,864	(70,988)
Marketing and advertising	9,278	43,040	(33,762)
Travel and entertainment	6,283	14,849	(8,566)
Research and development	2,561	26,732	(24,171)
Other expenses	39,109	40,081	(972)
	$147,397	$433,753	$(286,356)

We had from 1 to 3 employees in the six months ended June 30, 2014, one of which were part time. We had a total of 4 employees, 3 of whom were full time employees during the six months ended June 30, 2013.

Professional fees decreased $34,832 (42.2%) from $82,457 for the six months ended June 30, 2013 to $47,625 for the six months ended June 30, 2014. The decrease is a result of a reduction in our cost of SEC compliance and reduced activity that required legal counsel.

During the six months ended June 30, 2014, the Board of Directors did not authorized the issuance of any options to purchase shares of our common stock to employees and directors or to non-employees of the Company who provide consulting services. During the six months ended June 30, 2013, the Board of Directors authorized the issuance, under the 2012 Plan, 3,600,000 options to purchase shares of our common stock to employees and directors, and 375,000 options to purchase our common stock to non-employees of the Company who provide consulting services.
The expense for the three months ended June 30, 2014 relates to options previously granted.

The decrease in all of our other expenses was planned as we were preserving our cash.

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

As of June 30, 2014, we had working capital of $78,640 as compared to $97,783 at December 31, 2013.

During the six months ended June 30, 2014, operations used cash of $112,641 and for the six months ended June 30, 2013 used cash of $426,436.

During the six months ended June 30, 2014 financing activates provided cash of $94,377. The cash was provided primarily from borrowing activities. In March 2014, we executed a Promissory Note (the “Note”) and received $75,000. The Note is due March 17, 2016 and provides for an original issue discount of $8,437 and face interest rate of 12% per annum. The Lender has the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increase, at the option of the lender to $445,000. In addition an officer and director of ours advanced $31,377 to the Company and was repaid $12,000. During the six months ended June 30, 2013, financing activities used cash of $347.

We had no investing activities during the six months ended June 30, 2014. During the six months ended June 30, 2013 investing activities used cash of $114,778, primarily for acquisition of Sports One Group. Sports One Group utilizes a gateway platform which matches sports apparel manufacturers with distributors and purchasers and sells sports and fitness apparel.

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

The matters involving internal control over financial reporting that our management considered to be a material weaknesses were not having an independent audit committee and a lack of segregation of duties as we have an inadequate number of personnel to properly implement control procedures.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been no change in the Company's internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LifeApps Digital Media Inc.

Date: August 19, 2014	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer