Form 10-Q
period 2014-09-30
LIFEAPPS DIGITAL MEDIA INC.
filed 2014-11-18
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 17, 2014 there were issued and outstanding 76,700,000 shares of Common Stock, $0.001 par value.

Table of Contents

FORM 10-Q

LIFEAPPS DEGITAL MEDIA INC.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.

September 30, 2014 and 2013

3

LifeApps Digital Media Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$918	$36,876
Accounts receivable	15,461	3,253
Inventory	103,066	138,952
Other current assets	1,937	3,472
Total current assets	121,382	182,553
Fixed assets, net of depreciation	3,845	5,763
Intangible asset, net of amortization	55,096	82,179
Total Assets	$180,323	$270,495

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$115,336	$78,283
Amount due to related party	65,364	6,487
Total current liabilities	180,700	84,770
Convertible notes payable, net of debt discount	19,783	-
Derivative liability on long term convertible note payable	138,119	-
Total liabilities	338,602	84,770

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 76,700,000 and 76,000,000 shares issued and outstanding, as of September 30, 2014 (unaudited) and December 31, 2013, respectively	76,700	76,000
Additional paid in capital	1,390,654	1,348,618
Accumulated (deficit)	(1,625,633)	(1,238,893)
Total stockholders’ equity (deficit)	(158,279)	185,725
Total Liabilities and Stockholders’ Equity (Deficit)	$180,323	$270,495

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$83,724	$74,939	$288,606	$168,617
Cost of revenue	75,320	51,962	238,945	117,324
Gross profit (loss)	8,404	22,977	49,661	51,293
Operating expenses:
General and administrative	143,865	214,728	291,262	648,481
Depreciation and amortization	9,667	7,854	29,000	17,793
Total operating expenses	153,532	222,582	320,262	666,274
Operating loss	(145,128)	(199,605)	(270,601)	(614,981)
Change in derivative liability	26,875	-	27,201	-
Interest (income) expense, net	13,637	(7)	88,938	(32)
Loss before income taxes	(185,640)	(199,598)	(386,740)	(614,949)
Provision for income taxes	-	-	-	-
Net (loss)	$(185,640)	$(199,598)	$(386,740)	$(614,949)

Per share information - basic and fully diluted:
Weighted average shares outstanding	76,068,478	76,000,000	76,022,826	76,000,000

Net (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Net cash used in operations	$(132,335)	$(552,244)

Cash flow from investing activities:
Assets purchased in business combination	-	(99,500)
Investment in intangible assets	-	(12,608)
Investment in fixed assets	-	(2,670)
Net Cash used in investing activities	-	(114,778)

Cash flow from financing activities:
Issuance of convertible notes for cash	75,000	-
Advances from related party	37,487	-
Repayments of advances from related party	(16,110)	(347)
Net cash(used) provided by financing activities	96,377	(347)

Net (decrease) increase in cash	(35,958)	(667,369)
Cash at beginning of period	36,876	791,065
Cash at end of period	$918	$123,696

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Digital Media Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at September 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $1,625,633. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, LifeApps Inc. and Sports One Group Inc. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the years reported. Actual results may differ from these estimates.

Financial Instruments

The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash and cash equivalents, short-term trade receivables, prepaid expenses, payables, accruals and convertible notes payable. The carrying values of cash and cash equivalents, short-term trade receivables, prepaid expenses, payables, and accruals approximate fair value because of the short term maturities of these instruments.

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

Furniture and equipment: 3 years

Derivative Financial Instruments:

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost , and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed , were not material to our financial statements for the three and nine months ended September, 2014 and 2013. Research and development expenses amounted to $16,604 and $ 3,554 for three months ended September 30, 2014 and 2013, respectively and $19,605 and $30,286 for the nine months ended September 30, 2014 and 2013, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $22,932 and $12,210 for the three months ended September 30, 2014 and 2013, respectively, and $31,311 and $55,250 for the nine months ended September 30, 2014 and 2013, respectively.

Rent Expense

We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $1,936 and $6,160 for the three months ended September 30, 2014 and 2013, respectively, and $4,831 and $15,499 for nine months ended September 30, 2014 and 2013, respectively.

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

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

For the nine months ended September 30, 2014 and 2013 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share were not calculated because we recorded net losses for the three and nine months ended September 30, 2014 and 2013, and the outstanding stock options and warrants are anti-dilutive.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. ASU Update 2014-09 Revenue From Contracts With Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers with an effective date after December 15, 2016 will be evaluated as to impact and implemented accordingly. In addition, ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

Note 3. Fixed Assets

At September 30, 2014 and December 31, 2013, fixed assets consisted of the following:

	September 30, 2014	December 31, 2013
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(3,825)	(1907)
	$3,845	$5,763

The amount charged to depreciation expense furniture and equipment was $657 and $690 for the three months ended September 30, 2014 and 2013, respectively, and $1,972 and $1,351 for the nine months ended September 30, 2014 and 2013, respectively.

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 4. Intangible Assets

At September 30, 2014 and December 31, 2013, intangible assets consist of the following:

	September 30, 2014	December 31, 2013
Internet domain names	$58,641	$58,641
Less accumulated amortization	(34,720)	(22,325)
	$23,921	$36,316

Website and data bases	$56,050	$56,050
Less accumulated amortization	(28,025)	(14,012)
	$28,025	$42,038

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(1,350)	(675)
	$3,150	$3,825

Total intangibles	$119,191	$119,191
	(64,095)	(37,012)
	$55,096	$82,179

The amount charged to amortization expense for all intangibles was $9,027 and $7,215 for the three months ended September 30, 2014 and 2013, respectively, and $27,082 and $16,493 for the nine months ended September 30, 2014 and 2013, respectively.

Estimated future amortization expense related to the intangibles as of September 30, 2014 is as follows:

Year Ended December 31,
2014 (three months remaining)	$9,028
2015	35,794
2016	9,149
2017	900
2018	225
$55,096

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 5. Amount Due Shareholder

Parties, which can be a corporation or an individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Amount due related party represents amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at September 30, 2014 and December 31, 2013 was $65,364 and $6,487, respectively.

Note 6. Convertible Notes Payable

In March 2014, we executed a Promissory Note (the “Note”) and received $75,000. The Note is due March 17, 2016 and provides for an original issue discount of $8,437, which will be amortized over 24 months, and face interest rate of 12% per annum. The Lender has the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increased, with the consent of the lender to $445,000.

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

We valued the conversion feature at origination at $136,063 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 2 years to maturity, risk free interest rate of 0.38% and annualized volatility of 97.34%. $75,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $61,063 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

We value the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. We recognized $26,875 and $27,201 of expense for the change in value of the derivative for the three month and nine month periods ending September 30, 2014, respectively.

During September 2014, the Lender converted $10,500 of the principal of the Note into 700,000 shares of our $0.001 common stock.

The balance at September 30, 2014 was comprised of:

Convertible notes payable	$72,937
Unamortized original issue discount and debt discount	(53,154)
$19,783

Interest expense for the three months ended September 30, 2014 was $13,637 and includes $2,498 of amortization of original issue discount and $2,498 of accrued interest. Interest expense for the nine months ended September30, 2014 was $88,938 and includes origination interest on the derivative liability of $61,063, $3,073 of amortization of original issue discount, $21,923 of amortization of debt discount, and $2,882 of accrued interest.

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 7. Stockholders’ Equity

During the nine months ended September 30, 2014, the holder of the convertible note converted $10,500 of the principal. The note was converted into 700,000 shares of our $0.001 par value common stock. The conversion was valued at $27,860, based on the relative amount of the conversion as compared to the Original Issue Discount, the debt discount and the derivative liability value. We recorded $700 and $27,760 as common stock and additional paid in capital, respectively.

In addition, $14,876 in option expense for the nine months ended September 30, 2014 was credited to additional paid in capital.

Note 8. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 6,275,000 shares of our common stock. Subsequent to the grant 300,000 options were cancelled. All options were granted prior to the nine months ended September 30, 2014. The options vested from three months to one year. The option all had a term of three years. The fair value of the options previously granted, $215,628, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36 - 0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options granted to employees and non-employees for the three month period ended September 30, 2013 was $32,465, and the amounts charged to expense for the options granted to employees for the nine month periods ended September 30, 2014 and 2013 was $14,876 and $118,329, respectively.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2014	4,950,000	$0.047	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding September 30, 2014	4,950,000	$0.047	1.56	-
Exercisable September 30, 2014	4,950,000	$0.047	1.56	-

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

There will be no additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2014	1,025,000	$0.058	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding September 30, 2014	1,025,000	$0.058	1.39	$-
Exercisable September 30, 2014	1,025,000	$0.058	1.39	$-

There will be no additional compensation expense recognized in future periods.

Note 9. Outstanding Warrants

There were no warrants issued during the three and nine months ended September 30, 2014 or 2013. The following is a summary of outstanding warrants as of September 30, 2014:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	6,000,000	$1.00	3.28	$-

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 10. Income Taxes

As previously stated, we account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of September 30, 2014 the estimated effective tax rate for the year will be zero.

Note 11. Business Segments

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

No customers accounted for more than 10% of our revenues in the nine months ended September 30, 2014 and 2013.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the periods ended September 30, 2014 and 2013 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

LifeApps Health will aim to reduce overall healthcare costs and improve lives through mHealth (mobile health) technology and the promotion of healthy lifestyle changes. We plan to increase our product development focus in the areas of lifestyle medicine including diabetes, cardiovascular disease, cancer, obesity and medicinal cannabis use. According to a landmark study by the Diabetes Prevention Program, exercise, 30 minutes a day, five days a week, in certain circumstances, can act as a substitute for medicine and can result in a loss of 5-7% of one’s body weight and the reduction of the incidence of type 2 diabetes by 58%. In addition, exercise has been shown to reduce heart disease by 40%, to lower the risk of stroke by 27%, and reduce the incidence of high blood pressure by 50%, according to ExerciseIsMedicine.org. Under the Affordable Care Act, compliant health insurance plans can now include weight-loss services, in addition to company-sponsored health initiatives. Plans may now include obesity screening, referral and counselling as required essential health benefits.

With LifeApps Health, we continue to build relationships with medical professionals in an effort to provide a foundation for our future product offerings. According to ExerciseIsMedicine.org, 65% of patients would be more interested in exercising to stay healthy if advised accordingly by their doctors or health care professionals.

MDWorkout® currently provides mobile content by board certified medical doctors and features over 100 exercises, 80 video demonstrations, recording capability and healthy living tips. We are researching the ability to update applications with interactive rewards systems through game-ification, sensor capabilities, and a video counselling exchange. Apple’s forthcoming release of its iOS 8 operating system for mobile devices includes new health and medicine APIs that can be incorporated into future releases of MDWorkout®.

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

Critical Accounting Policies

The significant accounting policies set forth in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Note 2 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference.

Results of Operations

Three months ended September 30, 2014, compared with the respective period ended September 30, 2013

Revenues for the three months ended September 30, 2014 and 2013 were $83,724 and $74,939, respectively. Revenues for both periods was derived primarily from the sale of sports apparel and health and fitness products. Revenue varies from week to week. We believe that future revenue will be more in line with the current period.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for the three months ended September 30, 2014 and 2013 was $75,320 (89.96%) and $51,962 (69.34%), respectively. This resulted in a gross profit for three months ended September 30, 2014 and 2013 of $8,404 (10.04%) and $22,977 (30.656%), respectively.

Our cost vary based upon the type of products sold. Our products include sporting apparel such as jerseys, hats, jackets, socks and the like. Our cost of goods can vary significantly depending on specific products and quantities ordered. Normally our gross profit will be in the 20% to 30% range.

The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2014 and 2013:

	Three months Ended September 30,
	2014	2013	Difference
Personnel costs	$44,435	$69,395	$(24,960)
Professional fees	29,613	73,548	(43,935)
Marketing and advertising	22,033	12,210	9,823
Research and development	16,504	3,554	12,950
Equity based payments	-	32,465	(32,465)
Travel and entertainment	7,068	4,822	2,246
Other expenses	24,212	18,734	5,478
	$143,865	$214,728	$(70,863)

Personnel cost decreased $24,960 (13.97%) from $69,395 for the three months ended September 30, 2013 to $44,435 for the three months ended September 30, 2014. We had two employee in the three months ended September 30, 2014 as compared to four employees during the three months ended September 30, 2013.

Professional fees decreased $43,935 (59.74%) from $73,548 for the three months ended September 30, 2013 to $29,613 for the three months ended September 30, 2014. The decrease is a result of being a reduction in our cost of SEC compliance and reduced activity that required legal counsel. We expect our legal fees to remain at the current levels.

Marketing and advertising increased $9,823 (80.45%) from $12,210 for the three months ended September 30, 2013 as compared to $22,033 for the three months ended September 30, 2014. The increase results from increasing the use of social media and the timing of marketing and advertising. Marketing and advertising expenditures should decrease in future quarters for the foreseeable future.

Research and development increased $12,950 (364%) from $3,554 for the three months ended September 30, 2013 as compared to $16,504 for the three months ended September 30, 2014. The increase results from upgrading our applications to include the IOS8 operating system. We anticipate an increase in spending to upgrade our applications to include the IOS8 operating system.

During the three months ended September 30, 2014 and 2013, the Board of Directors did not authorized the issuance of any options to purchase shares of our common stock to employees and directors or to non-employees of the Company who provide consulting services. The amount expensed represents the amortized cost of options vested during the periods.

The changes in all of our other expenses were not significant.

We are planning on reducing expenses in future periods in order to preserve cash.

Other loss represent the changes in the value of derivative liabilities and interest expense which includes the amortization of debt discount. These charges will continue until the debt is either paid off or converted.

We had net losses of $185,640 and $199,598 for the three months ended September 30, 2014 and 2013, respectively.

Nine months ended September 30, 2014, compared with the respective period ended September 30, 2013

We were in the development stage from July 15, 2009 through March 31, 2013.

Revenues for the nine months ended September 30, 2014 and 2013 were $288,606 and $168,617, respectively. Revenues for both periods was derived primarily from the sale of sports apparel and health and fitness products. We acquired Sports One Group Inc. our wholly owned subsidiary in April, 2013 and accordingly there were no revenues from Sports One Group for the first three months of the nine month period ending September 30, 2013. Sales for the nine months ended September 30, 2014 consists almost entirely of sales of products.

Cost of revenue normally includes our cost of products sold. Cost of revenue related to product sales includes the direct cost of those products sold. Our cost of goods can vary significantly depending on specific products and quantities ordered.

Cost of revenue for the nine months ended September 30, 2014 and 2013 was $238,945 (82.79%) and $117,324 (69.58%), respectively. This resulted in a gross profit for the nine months ended September 30, 2014 and 2013 of $49,661 (10.04%) and $51,293 (30.2%), respectively. We believe that the cost of revenue will vary from 70% to 80% in future periods.

The following is a breakdown of our general and administrative expenses for the nine months ended September 30, 2014 and 2013:

	Nine months Ended September 30,
	2014	2013	Difference
Personnel costs	$72,100	$210,125	$(138,025)
Professional fees	77,238	151,232	(73,994)
Marketing and advertising	31,311	55,250	(23,939)
Research and development	19,065	30,286	(11,221)
Equity based payments	14,876	118,329	(103,453)
Travel and entertainment	13,351	19,671	(6,320)
Other expenses	63,321	63,588	(267)
	$291,262	$648,481	$(357,219)

Personnel cost decreased $138,025 (65.69%) from $210,125 for the nine months ended September 30, 2013 to $72,100 for the nine months ended September 30, 2014. We had up to two employee in the nine months ended September 30, 2014 as compared up to four employees during the nine months ended September 30, 2013.

Professional fees decreased $73,994 (48.93%) from $151,232 for the nine months ended September 30, 2013 to $77,238 for the nine months ended September 30, 2014. The decrease is a result of being a reduction in our cost of SEC compliance and reduced activity that required legal counsel. We expect our legal fees to remain at the current levels.

Marketing and advertising increased $23,939 (43.33%) from $55,250 for the nine months ended September 30, 2013 as compared to $31,311 for the nine months ended September 30, 2014. The decrease results from timing of marketing and advertising. Marketing and advertising expenditures should decrease in future quarters for the foreseeable future.

Research and development decreased $11,221 (37.05%) from $30,286 for the nine months ended September 30, 2013 as compared to $19,065 for the nine months months ended September 30, 2014. The decrease is not necessarily indicative of future sending on research and development. We anticipate an increase in spending to upgrading our applications to include the IOS8 operating system.

During the three months ended September 30, 2014 and 2013, the Board of Directors did not authorized the issuance of any options to purchase shares of our common stock to employees and directors or to non-employees of the Company who provide consulting services. The amount expensed represents the amortized cost of options vested during the periods.

There were no changes in other expenses.

We are planning on reducing expenses in future periods in order to preserve cash.

In general we are closely watching our cost as we seek additional financing.

Other loss represent the changes in the value of derivative liabilities and interest expense which includes the amortization of debt discount.

We had net losses of $386,740 and $614,949 for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, we had a working capital deficit of $59,318 as compared to working capital of $97,783 at December 31, 2013.

During the nine months ended September 30, 2014, operations used cash of $132,335 and for the nine months ended September 30, 2013 used cash of $552,244. The difference is due to the higher level of expenses for the nine months ended September 30, 2013 than 2014.

During the nine months ended September 30, 2014 financing activates provided cash of $96,377. The cash was provided primarily from borrowing activities. In March 2014, we executed a Promissory Note (the “Note”) and received $75,000. The Note is due March 17, 2016 and provides for an original issue discount of $8,437 and face interest rate of 12% per annum. The Lender has the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increase, at the option of the lender to $445,000. During the nine months ended September 31, 2014 the Lender elected to convert $10,500 of the note into 7800,000 shares of our common stock. In addition an officer and director of ours advanced $37,487 to the Company and was repaid $16,110. During the nine months ended September 30, 2013, financing activities used cash of $347.

We had no investing activities during the nine months ended September 30, 2014. During the nine months ended September 30, 2013 investing activities used cash of $114,778, primarily for acquisition of Sports One Group. Sports One Group utilizes a gateway platform which matches sports apparel manufacturers with distributors and purchasers and sells sports and fitness apparel.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Our management, with the participation of our Chief Executive Officer, Robert Gayman, and our Chief Financial Officer, Arnold Tinter, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2014, our disclosure controls and procedures are not effective and are not presently designed at a level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are committed to improving our accounting and financial reporting functions. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no change in the Company's internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, we issued 200,000 of our common stock to an unrelated lender. These securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933 based upon the recipient being an accredited investor.

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

LifeApps Digital Media Inc.

Date: November 17, 2014	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer

