Form 10-K
period 2014-12-31
LIFEAPPS DIGITAL MEDIA INC.
filed 2015-04-15
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2014, there were 76,000,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 35,799,998 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $1,421,260 as of June 30, 2014, based on the last sale price of $0.0397 per share of the common stock on June 30, 2014.

As of April 14, 2015, there were 124,866,731 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

On September 20, 2012, LifeApps Acquisition Corp., a wholly owned Nevada subsidiary of ours, merged with and into LifeApps Inc., which had been organized as a California limited liability company on July 13, 2009, and was converted to a Nevada corporation on September 7, 2012 in anticipation of the merger.  In connection with the merger, each share of LifeApps common stock was cancelled and converted into the right to receive 400 shares of our common stock. LifeApps was the surviving corporation of that Merger. As a result of the Merger, we acquired the business of LifeApps, and are continuing the existing business operations of LifeApps as our primary business operations.

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

LifeApps® is a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. LifeApps is also a licensed developer on both Google Play and Amazon Appstore for Android. LifeApps has distributed apps/publications on all three platforms. Moving forward LifeApps is developing new apps, and exploring new opportunities pairing apps with physical retail and e-commerce/mobile-commerce products.

LifeApps® is aggressively pushing forward on a strategy for utilizing mobile applications related to healthcare with the LifeApps® Health initiative. LifeApps Health, building on the success of the LifeApps MDWorkout mobile app platform, will bring together consumer mHealth lifestyle products, like-minded medical health organizations and medically based health and fitness research organizations to create apps. The convergence of consumer apps with medical programs and clinical research is an exciting milestone in the mHealth marketplace. LifeApps believes that its unique position as an established market particpant in providing medically based mHealth fitness lifestyle apps will make LifeApps Health the desired partner for medical organizations who are looking for guidance, app development and distribution into the mHealth marketplace. We believe that we will drive revenues by targeting sports, health and fitness specific communities and developing a relationship with their participants, delivering lifestyle content, social networking, skills and drills training, consumer fitness devices and nutritional content across multiple platforms including, but not limited to, Apple iOS and Google Android systems. LifeApps plans to invest in these sports, health and fitness communities through partnerships with trusted medical organizations, increasing brand awareness and delivering digital content of interest and digitally enhanced physical consumer products that enrich and improve the user’s sports, health and fitness lifestyle.

The LifeApps Health initiative is already seeing results with LifeApps MDWorkout entering into the IMS Health AppScript™ program. AppScript™ is a first-of-its-kind prescription service that allows medical health professionals the ability to prescribe mHealth apps to their patients. IMS Health rigorously reviews and tests apps before accepting them into their program.

As individuals continue to migrate to mobile devices for their information and entertainment from traditional media and consumption sources such as the personal computers and print publications, the opportunity to reach more consumers with a wider range of digitally enhanced multi-media tools is possible. Unlike traditional print and disc based (DVD) media which have a limited shelf life, we will be able to continually augment our products to include more entertainment based content and information through enhanced media such as videos, audio, podcasts, push alerts, in-app messaging and app updates, which extend the life of our products beyond the first sale. Internet connected mobile devices and mobile applications provide real time communication with customers, and strengthen our ability to deliver timely and relevant content and messages to them.

As mobile devices have become more feature rich, people are engaging their phones more frequently for tasks beyond placing phone calls, including, for example, app usage, social media, text messaging and photography. According to Cisco, by 2017, there will be nearly 1.4 mobile devices per capita.

According to Gartner’s Top 10 Strategic Technology Trends for 2014, mobile devices surpassed PCs as the most common access tools for the internet in 2013. In 2015 over 80% of handsets in mature markets will be smartphones and from 2014 onward there will be more than 70 billion mobile app downloads from the app stores every year.

2014 also saw the emergence of the smart wearables market. The wearable band market grew 684% in the first half of 2014 on a worldwide basis compared to 2013 according to Canalys. These wearables included products such as the FitBit, Jawbone UP and the NIKE Fuelband. Additionally the smart-watch began to take the lead in the wearables market with Google’s Android Wear operating system appearing in products from Samsung and others.

Given the experience of our development team and distribution in the mHealth market, LifeApps® is electing to focus resources on the upcoming release of the Apple Watch and its integration with Apple iOS 8’s HealthKit and ResearchKit. Apple Watch sales for the first year are expected to be in the millions. .

LifeApps is also expanding its revenue generating potential through the creation of new gateway digital platforms that combine e-commerce with mobile-commerce solutions for sports, health and fitness communities, to act as conduits or meeting places for users to engage in the commerce of sports, health and fitness products and services. These gateway platforms can also be utilized and distributed across the broader base of the LifeApps suite of products.

LifeApps will continue to explore acquisitions of companies, developers and publishers relating to our sports, health and fitness communities. Such acquisitions will be considered where the purchase can help increase our revenues, as in the recent acquisition of Sports One Group, or enable the Company to attain assets that will allow us to gain technological advances that would be more costly to develop than to purchase.

As traditional healthcare IT spending moves to mobile telemedicine, the mHealth market will continue to grow from its current state as an emerging market into a diverse mix of healthcare services, providers, developers and researchers. The company believes that it is important to continue our development efforts in this category, however generating significant near-term revenues may prove to be challenging.

LifeApps will continue a multi-pronged approach to the mHealth fitness and sports markets. As opportunities arise from the emergence of these rapidly evolving mobile hardware and software markets LifeApps will focus resources where they will be the most effective at growing the business and driving revenues.

Our Advisory Board

As more resources become available, LifeApps plans to create an Advisory Board to help grow its business. To better understand the markets we are entering, and to make sure our products are of the highest quality and relevance to users, LifeApps will invite professional athletes, subject matter experts, industry specialists and media and technology experts to join the Advisory Board. These individuals will sit in on Company meetings, visit trade-shows and industry events, and provide their recommendations and advice to us. Individuals will be appointed to the Advisory Board for a period of one year, and can be asked to continue serving on the Advisory Board annually.

Our Products

LifeApps Mobile App Platform

LifeApps is able to rapidly develop tutorial apps on custom programming utilizing Apple’s Universal App codebase. This allows one development cycle to cover iPhones, iPod touches, iPad mini and the iPad from the same app install.

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

The LifeApps Mobile App Platform has been updated to integrate with Apple’s HealthKit. This integration improves the experience of the apps allowing them to both send and receive fitness and health data with other HealthKit enabled apps and sensory devices.

Video Management is a key element to the platform as well. Within the app’s video management system users can download video content, see how much memory space they have available and see how much space the video is using. They can also remove videos to free up space on their devices. Video can be grouped into categories and made available as free downloads or through in-app purchases.

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

LifeApps is building in-house apps on the LifeApps iOS Tutorial App Platform and is looking to drive Company revenues by releasing LifeApps brands, such as MDWorkout, and licensing and developing apps with partners utilizing this platform.

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

Sports One Group

Sports One is a digital platform that matches sports apparel manufacturers with distributors and purchasers. The overall custom apparel business is a $20 billion per year market. Sports One already has top-tier apparel manufacturing relationships and boasts product lines across all major sports communities including: soccer, football, baseball, lacrosse, tennis, etc. Sports One is continuing to expand the business through enhanced e-commerce/mobile-commerce toolsets and new strategic sales partnerships. Sports One is currently expanding its customer database, building sales channels and increasing its presence in supplier/distribution marketplaces. Sports One will also be expanding its efforts to include attendance at sports and fitness expos in an effort to drive sales and brand awareness.

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

This publication is an interactive experience using the touch interface of today’s mobile devices. It also boasts HD video, audio content and HD photography. Since its inception, the magazine has attracted champions including worldwide soccer superstar David Beckham featured on our most popular cover and in an exclusive interview, Stanley Cup Champions L.A. Kings forward Brad Richardson in an exclusive interview, two time gold medalist Rachel Buehler on the first cover and in an exclusive interview, and PGA star Rickie Fowler. YouWorkout has an ever growing and extensive library of athlete interviews, photos, videos and exclusives. YouWorkout is already recognized as a leading publication by both industry professionals and consumers alike. Apple has promoted YouWorkout as a Top 5 “What’s Hot” publication in the Apple App Store category for an amazing 16 weeks in a row, from the end of 2012 through early 2013. The back issues and YouWorkout Lifestyle continue to be available in the various app stores.

LifeApps has built an internal and external network of journalists, photographers and creative and technical experts that will allow us to now create additional publications in new entertainment sectors. This network will enable us to publish across new platforms as they arise.

LifeApps is looking for opportunities to monetize the YouWorkout brand outside of the magazine publication. Future new releases are dependent upon the company establishing co-publishing agreements with third party publishers and financing.

Revenue

LifeApps will monetize and drive revenue across health, fitness and sports communities through a combination of its software development, e-commerce/mobile-commerce of sports apparel, consumer fitness products, mobile applications and in-app sales, subscriptions and advertising across all platforms.

LifeApps will continue a multi-pronged approach to the mHealth fitness and sports markets. As opportunities arise from the emergence of these rapidly evolving mobile hardware and software markets LifeApps will focus resources where they will be the most effective at growing both the long-term business objectives and driving immediate revenues.

The company continues to pursue partnerships with healthcare providers who are expanding into mobile health. As traditional healthcare looks to expand its telemedicine offerings, the mobile health market will grow from its current state as an emerging market into a diverse mix of healthcare services, providers, developers and insurance providers. The company believes that it is important to continue our software and business development efforts in the category. We believe this is a significant and important core business to the company long-term, however generating significant near-term revenues from our mobile medicine platform may prove to be challenging.

LifeApps Mobile App Platform

LifeApps will continue to develop and license the LifeApps Mobile App Platform. We will seek out aligned companies with need for tutorial based apps for mobile and we will work to create new revenue through development and licensing of our presentation format for their use. We will pursue a business model of physical-tied-to-mobile fitness products, combining mobile app training with a physical retail product. Additionally, LifeApps will continue to build and improve our own tutorial sports, health and fitness apps, such as MDWorkout. We will be launching additional gateway apps, skills, drills and training apps, and physical-tied-to-mobile fitness products in 2015. With this new platform and the capabilities it offers, LifeApps expects to drive revenues through app sales, in-app marketing and in-app purchases of enhanced content. MDWorkout® is now available through IMS Health AppScript allowing healthcare providers to prescribe the application.

Sports One Group

Sports One Group is our digital e-commerce wholesaler of sports apparel. Through additional apparel manufacturing partnerships, increased design and decoration services and improving the e-commerce and mobile-commerce tools for customers, LifeApps is expanding Sports One’s presence in the promotional apparel market. We believe that by increasing customer awareness through expanding our presence at health and fitness expos and improving the customer experience we can drive the growth of Sports One sales. With enhanced e-commerce/mobile-commerce tools and Private Labeling of the Sports One catalogue with key sales partners, LifeApps is developing a suite of tools and enhanced customer experiences that will enable the Company to scale this business through technology.

YouWorkout

YouWorkout back-issues will continue to be available in the app stores. LifeApps is pursuing advertisers and publishing partners for future issues. LifeApps will build out the brand so that it can be expanded through line extensions across our entire line of sports, health and fitness communities. This will allow us to boost YouWorkout’s visibility through cross-promotions across our entire customer base. The opportunity exists for LifeApps to also serve as a publisher for other companies to enter the digital publication marketplace

Additional Areas of Interest

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

Employees

As of December 31, 2014, we had a total of 2 employees, all of whom are full time employees.  None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

We have incurred significant losses since inception. As of December 31, 2014, we had an accumulated deficit of $1,906,988. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new apps, particularly those designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of December 31, 2014, there were 91,530,000 shares of our common stock and no shares of our preferred stock outstanding. There are 10,000,000 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, we have granted, to date, options to purchase 6,275,000 shares of our common stock of which 5,975,000 options are outstanding and 4,650,000 are exercisable.

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

	High	Low

December 31, 2013	$0.45	$0.07
September 30, 2013	$0.35	$0.26
June 30, 2013	$0.25	$0.25
March 31, 2013	$0.25	0.25

December 31, 2014	$0.0425	$0.005
September 30, 2014	$0.0525	$0.0351
June 30, 2014	$0.049	$0.039
March 31, 2014	$0.049	0.04

As of April 14, 2015 there were 124,866,731 shares of our common stock issued and outstanding, 6,000,000 shares issuable upon exercise of outstanding warrants and 5,975,000 shares issuable upon exercise of outstanding options. On that date, there were approximately 21 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we issued 15,530,000 of our common stock to an unrelated lender. These securities were issued pursuant to exemption from registration under Section 4(a)(2) of the Securities Act of 1933 based upon the recipient being an accredited investor.

Subsequent to December 31, 2014 the holder of the convertible note converted $21,303 of the principal of the note. The note was converted into 8,336,731 shares of our $0.001 par value common stock.

On March 25, 2015, we entered into a debt conversion agreement with our CEO and principal stockholder, Robert Gayman. The agreement provided Mr. Gayman with the right to convert $31,250 owed to him for working capital loans made to the Company for 25,000,000 restricted shares of our common stock. The conversion price was based on the following formula - equal to the lesser of $0.068 or 60% of the lowest trade price in the 25 trading days previous to the conversion. (In the event that Conversion Shares are not deliverable by DWAC, an additional 10% discount shall apply; if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Subsequent to December 31, 2014 we entered into a conversion agreement with our Chief Executive Officer/Shareholder (“CEO”). The agreement provides the CEO with the right to convert amounts owed to him at a conversion price equal to the lesser of $0.068 or 60% of the lowest trade price in the 25 trading days previous to the conversion. (In the event that Conversion Shares are not deliverable by DWAC, an additional 10% discount shall apply; if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.)

Subsequent to December 31, 2014 the CEO converted $31,250 of the amount owed to him into 25,000,000 shares of our $0.001 par value common stock.

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

LifeApps® is a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. LifeApps is also a licensed developer on both Google Play and Amazon Appstore for Android. LifeApps has distributed apps/publications on all three platforms. Moving forward LifeApps is developing new apps, and exploring new opportunities pairing apps with physical retail and e-commerce/mobile-commerce products..

Recent Developments and Trends

Acquisition of the Sports One Group Assets

On April 1, 2013, we closed the acquisition by LifeApps of substantially all of the assets of Sports One Group, an internet based wholesale supplier of fitness apparel and related items to the promotional products industry, for a purchase price of $99,500.

Plan of Operations

LifeApps® is aggressively pushing forward on a strategy for utilizing mobile applications related to healthcare with the LifeApps® Health initiative. LifeApps Health, building on the success of the LifeApps MDWorkout mobile app platform, will bring together consumer mHealth lifestyle products, like-minded medical health organizations and medically based health and fitness research organizations to create apps. The convergence of consumer apps with medical programs and clinical research is an exciting milestone in the mHealth marketplace. LifeApps believes that its unique position as an established market participant in providing medically based mHealth fitness lifestyle apps will make LifeApps Health the desired partner for medical organizations who are looking for guidance, app development and distribution into the mHealth marketplace. We believe that we will drive revenues by targeting sports, health and fitness specific communities and developing a relationship with their participants, delivering lifestyle content, social networking, skills and drills training, consumer fitness devices and nutritional content across multiple platforms including, but not limited to, Apple iOS and Google Android systems. LifeApps plans to invest in these sports, health and fitness communities through partnerships with trusted medical organizations, increasing brand awareness and delivering digital content of interest and digitally enhanced physical consumer products that enrich and improve the user’s sports, health and fitness lifestyle.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $1,906,988. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Year ended December 31, 2014 Compared to the Year ended December 31, 2013

(References to 2014 and 2013 are to the years ended December 31, 2014 and 2013 respectively, unless otherwise specified.)

Revenues for 2014 and 2013 were $325,756 and $233,425, respectively. Revenues are primarily from the sale of sports apparel and health and fitness products. We continued to publish our YouWorkout digital magazine. The magazine may be purchased on-line as a single issue or as a subscription.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for 2014 and 2013was $273,137 (83.85%) and $177,802 (76.17%), respectively. This resulted in a gross profit for 20014 and 2013 of $52,619 (16.15%) and $55,623 (23.83%), respectively. Costs were primarily the cost of products sold

The following is a breakdown of our selling, general and administrative expenses for 2014 and 2013:

	2014	2013	Difference
Personnel costs	$187,269	$257,913	$(70,644)
Professional fees	104,163	166,449	(62,286)
Marketing, and promotion advertising	38,485	60,471	(21,986)
Stock Related expenses	16,677	10,119	6,558
Equity based payments	14,876	152,681	(137,805)
Research and development	14,237	30,397	(16,160)
Travel and entertainment	13,416	24,807	(11,391)
Rent expense	6,830	17,630	(10,800)
Other expenses	63,618	57,652	(5,966)
	$459,571	$778,119	$(318,548)

Personnel cost decrease $70,644 (27.69%) from $257,913 in 2013 to $187,269 in 2014, because we had fewer employees in 2014 as compared to 2013. This resulted from less activity in our publishing segment. At December 31, 2104 we had 2 full time employees. We employed part time employees on an as needed basis.

Professional fees decreased $62,286 (37.42%) from $166,449 for 2013 to $104,163 for 2013. We incurred costs of securities law counsel as well as auditing costs.

Marketing expenses decreased $21,986 (36.36%) from $60,471 for 2013 to $38,485 for 2013. We attended fewer trade shows in 2014 as we did in 2013. The trade shows were to promote our Core Grip Workout System. We began selling the Core Grip in April 2013.

Stock related expenses increased $6,558 (64.81%) from $10,119 in 2013 to $16,677 in 2014. In 2014 we attended 2 investor conferences and in 2013 we did not attend any.

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

There were no additional options granted in 2014.

Amounts charged to expense for the options granted to employees and non-employees was $14,237 and $152,681, for 2014 and 2013, respectively.

Research and development includes website and applications development costs. Research and development expenses decreased $16,160 (53.16%) from $30,397 for 2013 to $14,237 for 2014. We made no major changes to our applications in 2014 whereas in 2013 we update most of our applications. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment decreased $11,391 (45.92%) from $24,807 in 2013 to $13,416 in 2014. Our travel was limited in 2014 as most of our efforts were local in nature and did not require travel.

Rent expense decreased $10,800 (61.26%) from $17,630 in 2013 to $6,830 in 2014. We occupied less space in 2014 than in 2013.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $455,619 and $753,549 for 2014 and 2013, respectively.

We value the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. We recognized $12,683 of gain for the change in value of the derivative for 2014. We had no derivative liabilities in 2013.

Interest expense for the year ended December 31, 2014 was $138,933 and includes origination interest on the derivative liability of $95,408, $4,143 of amortization of original issue discount, $32,110 of amortization of debt discount, and $7,272 of accrued interest.

At December 31, 2014 we determined that our inventory was slow moving and overvalued and accordingly we wrote-down its value.

We had net losses of $668,095 and $753,513 for 2014 and 2013, respectively.

Liquidity and Capital Resources

Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as needed.

As of December 31, 2014, we had a working capital deficit of $263,319 as compared to positive working capital of $97,785 at December 31, 2013.

During the year ended December 31, 2014, operations used cash of $311,812 as compared to cash of $639,063 for the year ended December 31, 2013.

During the year ended December 31, 2013 investing activities used cash of $114,779, primarily for acquisition of Sports One Group. Sports One Group utilizes a gateway platform which matches sports apparel manufacturers with distributors and purchasers and sells sports and fitness apparel. There was no investing activity during the year ended December 31, 2014.

During the year ended December 31, 2014 financing activity provided cash of $294,877. During the year ended December 31, 2013 financing activates used cash of $347.

During 2014, we executed a Promissory Note and received three draws totaling $135,000. The Note is due March 17, 2016 and provides for an original issue discount of $15,185, which will be amortized over 24 months, and face interest rate of 12% per annum. The Lender has the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increased, with the consent of the lender to $445,000.

During 2014 a related parties provided $159,877 which includes accruing salaries to our CEO but not paying them.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date and Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

•	We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

•	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

•	There were adjustments made as a result of our audit.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name	Age	Title

Robert R. Gayman	54	Chief Executive Officer, President and Director

Arnold Tinter	69	Chief Financial Officer, Treasurer, Secretary and Director

Howard Fuller	51	Director

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2014 and 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2014; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2014; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2014 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2014.

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Option Awards ($)		Total ($)

Robert Gayman, Chief Executive Officer	2014	$150,000	-		150,000
	2013	$120,000	78,810	(1)	197,190

Arnold Tinter Chief Financial Officer	2014	$41,500
	2013	$59,000	13,135	(2)	71,865

(1)	Amount represents the grant date fair value of incentive stock option to purchase 3,000,000 shares of our common stock at an exercise price of $0.038, awarded to Mr. Gayman. The awards was valued using the Black-Sholes model with the following assumptions: fair value of the sock, exercise price of $0.038, term 3 years, no dividend yield, expected volatility 117%, weighted average risk free interest rate of 0.48%.

(2)	Amount represents the grant date fair value of an incentive stock option to purchase 500,000 shares of our common stock at an exercise price of $0.038, awarded to Mr. Tinter. The awards was valued using the Black-Sholes model with the following assumptions: fair value of the sock, exercise price of $0.038, term 3 years, no dividend yield, expected volatility 117%, weighted average risk free interest rate of 0.48%.

Employment Agreements

On September 20, 2012, Robert Gayman, our CEO, entered into an employment contract, the significant terms of which are as follows:

•	period of employment is twenty four (24) months;

•	annual base salary of $150,000 per annum;

•	annual bonus at such time and in such amount as may be determined by the Board of Directors; and

•	participation in 2012 Equity Incentive Plan as determined by the Board of Directors.

On September 20, 2014, the employment period under Mr. Gayman’s employment contract automatically renewed until September 20, 2015.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2014

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

Director Compensation for the Year ended December 31, 2014

Prior to the Merger, directors were not compensated for services on the Board of Directors. Following the Merger, our directors will be entitled to receive compensation as determined by the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 12, 2015, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o LifeApps Digital media Inc., 10636 Scripps Summit Court Suite 166, San Diego, CA 92131.

Title of Class:  Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Robert Gayman	67,350,000	(3)	52.32%
Arnold Tinter	1,750,000	(4)	1.39%
Howard Fuller	400,000	(5)	*

All directors and executive officers as a group (3 persons)	69,500,000		53.64%

			%

			%

*Less than 1%

[1]	Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed, which includes shares of common stock that such persons have the right to acquire within 60 days from March 31, 2015.

[2]	Percentages are based upon 124,866,731 shares of our common stock outstanding as of April 14, 2015.

[3]	Includes 3,850,000 shares of our common stock that may be issued within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan.

[4]	Includes 750,000 shares of our common stock that may be issued within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan.

[5]	Includes 100,000 shares of our common stock that may be issued within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	5,975,000	$0.049	4,025,000
Equity compensation plans not approved by securities holders	—	—	—

Total	5,975,000		4,025,000

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

During the year ended December 31, 2014 advanced the company $70,627 to pay operating expenses and was reimbursed $27,000. In addition he did not receive $143,750 of his salary, which has been accrued on the Company’s financial statements.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We paid no fees to Cutler & Co., LLC, our current principal accountant for professional services rendered during the fiscal years ended December 31, 2014 and 2013.

The aggregate fees billed to us by Eide Bailly LLP, our previous principal accountant for professional services rendered during the fiscal years ended December 31, 2014 and 2013 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2014	Fiscal year ended December 31, 2013

Audit fees (1)	$44,199	$19,769
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$44,199	$19,769

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated as of September 20, 2012 by and among Registrant, LifeApps Acquisition Corp., and LifeApps Inc. (1)

2.2	2.2	Articles of Merger dated as of September 20, 2012 for the merger of LifeApps Acquisition Corp. into LifeApps Inc. (1)

2.3	2.1	Asset Acquisition Agreement Among the Registrant, LifeApps Inc. and Edward D. Laffey dated March 29, 2013 (4)

3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant dated August 23, 2012 (1)

3.2	3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2012 (2)

Exhibit No.	SEC Report Reference No.	Description
4.1	4.1	Form of Investor Warrant issued the investors in the September 2012 Private Placement Offering (1)

10.1	10.1	Split-Off Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp., and Andrew Listerman (1)

10.2	10.2	General Release Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp. and Andrew Listerman (1)

10.3	10.3	Form of Subscription Agreement between Registrant and the investors in the Private Placement Offering (1)

10.4	10.4	Subscription Escrow Agreement dated August 27, 2012, by and among the Registrant and Gottbetter & Partners, LLP (1)

10.5	10.5	Employment Agreement dated September 20, 2012 between Registrant and Robert R. Gayman (1)

10.6	10.6	Registrant’s 2012 Equity Incentive Plan (1)

10.7	10.7	Form of Lock-Up Agreement (1)

10.8	10.8	Mobile App Agreement between LifeApps and Rachel Buehler dated May 7, 2012 (1)

10.9	10.1	Debt Conversion Agreement by and between the Registrant and Robert Gayman dated March 25, 2015 (6)

14.1	14.1	Code of Ethics (1)

16.1	16.1	Letter, dated November 5, 2012, from Li & Company, P.C. (3)

16.2	16.1	Letter dated September 17, 2014, from Eide Bailly LLP (5)

21.1	21.1	List of Subsidiaries (1)

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No.	SEC Report Reference No.	Description

32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	*	XBRL Instance Document***

101.SCH	*	XBRL Schema Document***

101.CAL	*	XBRL Calculation Linkbase Document***

101.DEF	*	XBRL Definition Linkbase Document***

101.LAB	*	XBRL Label Linkbase Document***

101.PRE	*	XBRL Presentation Linkbase Document***

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

(5)	Filed with the Securities and Exchange Commission on September 19, 2014 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 15, 2014, which exhibit is incorporated herein by reference

(6)	Filed with the Securities and Exchange Commission on April 3, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 25, 2015, which exhibit is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEAPPS DIGITAL MEDIA INC.

Dated: April 15, 2015	By:	/s/ Robert Gayman
	Name:	Robert Gayman
	Title:	Chief Executive Officer

Dated: April 15, 2015	By:	/s/ Arnold Tinter
	Name:	Arnold Tinter
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Gayman	Chief Executive Officer (Principal Executive Officer) and Chairman of	April 15, 2015
Robert Gayman	the Board of Directors

/s/ Arnold Tinter	Chief Financial Officer (Principal	April 15, 2015
Arnold Tinter	Financial and Accounting Officer)

/s/ Howard Fuller	Director	April 15, 2015
Howard Fuller

LifeApps Digital Media Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

LifeApps Digital Media Inc.

10636 Scripps Summit Court, Suite 148

San Diego, CA 92131

We have audited the accompanying consolidated balance sheet of LifeApps Digital Media Inc. and subsidiaries (collectively the “Company”) as of December 31, 2014, and the related consolidated statements of operations, movement in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2013 were audited by other auditors whose report dated April 14, 2014, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the year ended December 31, 2013, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeApps Digital Media Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cutler & Co.

Wheat Ridge, CO 80033

April 15, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

LifeApps Digital Media Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of LifeApps Digital Media Inc. as of December 31, 2013 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. LifeApps Digital Media Inc.’s management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumsta We will send revised proofs shortly nces, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeApps Digital Media Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Greenwood Village, Colorado April 14, 2014

www. eidebailly.com

5299 DTC Blvd., Ste. 1000 | Greenwood Village, CO 80111-3329 | TF 877.882.9856 | T 303.770.5700 | F 303.770.7581 | EOE

F-1A

LifeApps Digital Media Inc.

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash	$19,941	$36,876
Accounts receivable, net of allowance for doubtful accounts	3,652	3,25
Inventory	-	138,952
Other current assets	345	3,472
Total current assets	23,938	182,553
Fixed assets, net of depreciation	3,206	5,763
Intangible asset, net of amortization	46,069	82,179
Total Assets	$73,213	$270,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,596	$70,795
Accrued expenses	79,297	7,488
Amount due to related party	166,364	6,487
Total current liabilities	287,257	84,770
Convertible notes payable, net of debt discount	10,120	-
Derivative liability on long term convertible note payable	63,564	-
Total liabilities	360,941	84,770

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, none issued or outstanding		-
Common stock, $0.001 par value, 300,000,000 shares authorized, 91,530,000 and 76,000,000 shares issued and outstanding, as of December 31, 2014 and 2013, respectively	91,530	76,000
Additional paid in capital	1,527,730	1,348,618
Accumulated (deficit)	(1,906,988)	(1,238,893)
Total stockholders’ equity (deficit)	(287,728)	185,725
Total Liabilities and Stockholders’ Equity (Deficit)	$73,213	$270,495

See the accompanying notes to the consolidated financial statements

LifeApps Digital Media Inc.

Consolidated Statements of Operation

For the Years Ended December 31, 2014 and 2013

	2014	2013
Revenue	$325,756	$233,425
Cost of revenue	273,137	177,802
Gross profit (loss)	52,169	55,623
Operating expenses:
General and administrative	459,571	778,119
Depreciation and amortization	38,667	31,053
Total operating expenses	498,238	809,172
Operating loss	(445,619)	(753,549)
Other (income) and expense
Inventory write-down	96,492	-
Change in derivative liability	(12,683)	-
Interest (income) expense, net	138,667	(36)
Total other (income) and expense	222,476	(36)
Loss before income taxes	(668,095)	(753,513)
Provision for income taxes	-	-
Net (loss)	$(668,095)	$(753,513)

Per share information - basic and fully diluted:
Weighted average shares outstanding	77,859,076	76,000,000

Net (loss) per share	$(0.01)	$(0.01)

See the accompanying notes to the consolidated financial statements

LifeApps Digital Media Inc.

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2013	76,000,000	$76,000	$1,195,937	$(485,380)	$786,557
Equity based compensation			152,681		152,681
Net loss for the year ended December 31, 2013				(753,513)	(753,513)
Balance, December 31, 2013	76,000,000	76,000	1,348,618	(1,238,893)	185,725
Equity based compensation			14,876		14,876
Conversion of debt	15,530,000	15,530	164,236		179,766
Net loss for the year ended December 31, 2014				(668,095)	(668,095)
Balance, December 31, 2014	91,530,000	$91,530	$1,527,730	$(1,906,988)	$(287,728)

See the accompanying notes to the consolidated financial statements

LifeApps Digital Media Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flow from operating activities:
Net income (loss)	$(668,095)	$(753,513)
Adjustments to reconcile net income (loss ) to net cash used in operating activities
Depreciation	2,557	1,908
Amortization	36,110	29,145
Equity based compensation	14,876	152,681
Conversion of debt	122,795	-
Debt discount	(67,909)	-
Changes in derivative liability	63,564	-
Write-down of inventory	96,492	-
Write-off of software license	-	450
Changes in operating assets and liabilities:
Accounts receivable	(399)	(3,253)
Inventory	42,460	(138,952)
Other current assets	3,127	41,888
Accounts payable	(29,198)	32,807
Accrued expenses	71,809	(2,224)
Net cash used in operations	(311,812)	(639,063)

Cash flow from investing activities:
Assets purchased in business combination	-	(99,500)
Investment in intangible assets	-	(12,608)
Investment in fixed assets	-	(2,671)
Net cash used in investing activities	-	(114,779)

Cash flow from financing activities:
Issuance of convertible notes for cash	135,000	-
Shareholders advances	186,877	-
Repayment to shareholder	(27,000)	(347)
Net cash provided by (used) financing activities	294,877	(347)

Net (decrease) increase in cash	(16,935)	(754,189)
Cash at beginning of period	36,876	791,065
Cash at end of period	$19,941	$36,876

See the accompanying notes to the consolidated financial statements

LifeApps Digital Media Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $1,906,988. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Accounts Receivable

A significant majority of our sales are through credit cards and other electronic payment methods. When we do grant credit to our customers it is generally in the form of short term accounts receivables, normally due in 30 days. The credit worthiness of the customer is evaluated prior to the sale. During the year ended December 31, 2014 we recorded a reserve for doubtful accounts of $5,109.

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

Fixed Assets

Fixed assets consists of furniture and equipment and are stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight line basis over the estimated useful lives of the assets. The estimated useful lives used for financial statement purposes 3 years.

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the years ended December 31, 2014 and 2013. Research and development expenses amounted to $14,237 and $30,397 for years ended December31, 2014 and 2013, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $38,475 and $60,471 for the years ended December 31, 2014 and 20913, respectively.

Rent Expense

We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $6,830 and $17,630 for the years ended December 31, 2014 and 2013, respectively.

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

For the years ended December 31, 2014 and 2013 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2014 and 2013, and the outstanding stock options and warrants are anti-dilutive.

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

As of December 31, 2013 we completed the allocation of the purchase price. The price allocation was as follows:

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

The following table sets forth the amounts of revenue and earnings of the company and Sports One Group as though the combination took place at the beginning of the years ended December 31, 2013:

2013
(Unaudited)
Revenue	$336,470
Net loss	$(739,967)

Note 3. Fixed Assets

At December 31, 2014 and 2013, fixed assets consisted of the following:

	2014	2013
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(4,464)	(1,907)
	$3,206	$5,763

The amount charged to depreciation expense furniture and equipment was $2,557 and $1,908 for the years ended December 31, 2014 and 2013, respectively.

Note 4. Intangible Assets

At December 31, 2014 and 2013, intangible assets consist of the following:

	2014	2013
Internet domain names	$58,641	$58,641
Less accumulated amortization	(38,851)	(22,325)
	$19,790	$36,316

Website and data bases	$56,050	$56,050
Less accumulated amortization	(32,696)	(14,012)
	$23,354	$42,038

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(1,575)	(675)
	$2,925	$3,825

Total intangibles	$119,191	$119,191
	(73,123)	(37,012)
	$46,069	$82,179

We recognized goodwill and identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC 805. Goodwill represents the excess of cost over fair value of all identifiable assets less any liabilities assumed. We have not recognized any goodwill in these financial statements. Additionally, ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets. We identified identifiable intangibles that are marketing-related, customer-related, and technology based.

We recognized the following intangible assets in connection with the business combination

Asset	Amount as of December 31, 2013	Amortization to December 31, 2013	Residual value	Weighted average amortization period in months
Internet domain names	$33,500	$8,375	$-	36
Website and data base	56,050	14,012	-	36
Customer lists	4,500	675	-	60
Total	$94,050	$23,062	$-	37

The amount charged to amortization expense for all intangibles was $36,110 and $29,145 for the years ended December 31, 2014 and 2013, respectively.

Estimated future amortization expense related to the intangibles as of December 31, 2014 is as follows:

Year Ended December 31,
2015	35,794
2016	9,149
2017	900
2018	225
$46,069

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

Amount due related party represents amounts paid on our behalf and advances made by an officer/shareholder and a shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at December 31, 2014 and 2013 was $166,364 and $6,487, respectively. The balance at December 31, 2014 includes $143,750 of accrued salaries to the officer.

The maximum amount owed to the related party during the years ended December 31, 2014 and 2013 were $166,364 and $6,834, respectively.

Note 6. Convertible Notes Payable

During 2014, we executed a Promissory Note (the “Note”) and received three draws totaling $135,000. The Note is due March 17, 2016 and provides for an original issue discount of $15,185, which will be amortized over 24 months, and face interest rate of 12% per annum. The Lender has the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increased, with the consent of the lender to $445,000.

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

We valued the conversion feature at origination of each draw at $230,408 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 1.25 to 2 years to maturity, risk free interest rate of 0.38% to 0.58% and annualized volatility of 97.34% to 146%. $135,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $95,408 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

We valued the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. We recognized $12,683 of income for the change in value of the derivative for the year ended December 31, 2014.

During 2014, the Lender converted $72,156 of the principal of the Note into 15,530,000 shares of our $0.001 common stock.

The balance at December 31, 2014 was comprised of:

Convertible notes payable	$78,029
Unamortized original issue discount and debt discount	(67,909)
$10,120

Interest expense for the year ended December 31, 2014 was $138,933 and includes origination interest on the derivative liability of $95,408, $4,143 of amortization of original issue discount, $32,110 of amortization of debt discount, and $7,272 of accrued interest.

Note 7. Stockholders’ Equity

During the year ended December 31, 2014, the holder of the convertible note converted $72,156 of the principal. The note was converted into 15,530,000 shares of our $0.001 par value common stock. The conversion was valued at $179,766, based on the relative amount of the conversion as compared to the Original Issue Discount, the debt discount and the derivative liability value. We recorded $15,530 as common stock and additional paid in capital $164,236.

In addition, $14,876 in equity based compensation expense for the year ended December 31, 2014 was credited to additional paid in capital.

Note 8. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 6,275,000 shares of our common stock. Subsequent to the grant 300,000 options were cancelled. All options were granted prior to the year ended December 31, 2014. The options vested from three months to one year. The option all had a term of three years. The fair value of the options previously granted, $215,628, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36 - 0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options granted to employees and non-employees for the year ended December 31, 2014 and 2103 was $14,876, and $152,681, respectively.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2014	4,950,000	$0.047	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding December 31, 2014	4,950,000	$0.047	1.31	-
Exercisable December 31, 2014	4,950,000	$0.047	1.31	-

There will be no additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2014	1,025,000	$0.058	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding December 31, 2014	1,025,000	$0.058	1.14	$-
Exercisable December 31, 2014	1,025,000	$0.058	1.14	$-

There will be no additional compensation expense recognized in future periods.

Note 9. Outstanding Warrants

There were no warrants issued during the years ended December 31, 2014 or 2013. The following is a summary of outstanding warrants as of December 31, 2014:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	6,000,000	$1.00	3.28	$-

Note 10. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2014 and 2013, is summarized below:

	2014	2013
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(149,500)	(187,100)
State	(24,200)	(50,500)
Total deferred	(173,700)	(237,600)
Increase in valuation allowance	173,700	237,600
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2014 are as follows:

	2014	2013
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Effect of net operating loss	(39.5)%	(39.5)%
	0.0%	0.0%

Components of the net deferred income tax assets at December 31, 2014 and 2013 were as follows:

	2014	2013
Net operating loss carryovers	$502,200	$420,200
Valuation allowance	(502,200)	(420,200)
	$-	$-

In accordance with ASC 740, at December 31, 2014 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $502,200.

As of December 31, 2014 we had cumulative net operating loss carry forwards of $1,296,900 which expire from 2032 through 2034.

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

No customers accounted for more than 10% of our revenues in the year ended December 31, 2014 and 2013.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

Subsequent to December 31, 2014 the holder of the convertible note converted $21,294 of the principal of the note. The note was converted into 8,336,731 shares of our $0.001 par value common stock.

On March 25, 2015, we entered into a debt conversion agreement with our CEO and principal stockholder, Robert Gayman. The agreement provided Mr. Gayman with the right to convert $31,250 owed to him for working capital loans made to the Company for 25,000,000 restricted shares of our common stock. The conversion price was based on the following formula - equal to the lesser of $0.068 or 60% of the lowest trade price in the 25 trading days previous to the conversion. (In the event that Conversion Shares are not deliverable by DWAC, an additional 10% discount shall apply; if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.)

Subsequent to December 31, 2014 the CEO converted $31,250 of the amount owed to him into 25,000,000 shares of our $0.001 par value common stock.

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

