Form 10-Q
period 2015-03-31
LIFEAPPS DIGITAL MEDIA INC.
filed 2015-05-20
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015 there were issued and outstanding 140,466,731 shares of Common Stock, $0.001 par value.

FORM 10-Q

LIFEAPPS DIGITAL MEDIA INC.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.

March 31, 2015 and 2014

LifeApps Digital Media Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$8,527	$19,941
Accounts receivable	5,445	3,652
Other current assets	345	345
Total current assets	14,317	23,938
Fixed assets, net of depreciation	2567	3,206
Intangible asset, net of amortization	37,041	46,069
Total Assets	$53,925	$73,213

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$140,021	$120,893
Amount due to related party	194,314	166,364
Total current liabilities	334,335	287,257
Convertible notes payable, net of debt discount	15,292	10,120
Derivative liability on long term convertible note payable	133,666	63,564
Total liabilities	483,293	360,941

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued or outstanding as of March 31, 2015 (unaudited) and 2014
Common stock, $0.001 par value, 300,000,000 shares authorized, 124,866,731 and 91,530,000 shares issued and outstanding, as of March 31, 2015 (unaudited) and December 31, 2014, respectively	124,867	91,530
Additional paid in capital	1,652,295	1527,730
Accumulated (deficit)	(2,206,530)	(1,906,988)
Total stockholders’ (deficit)	(429,368)	(287,728)
Total Liabilities and Stockholders’ Equity (Deficit)	$53,925	$73,213

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Revenue	$61,317	$121,293
Cost of revenue	40,844	108,780
Gross profit (loss)	20,473	12,513
Operating expenses:
General and administrative	113,322	73,885
Depreciation and amortization	9,667	9,667
Total operating expenses	122,989	83,552
Operating loss	(102,516)	(71,039)
Other (income) and expenses
Change in derivative liability	134,895	-
Loss on debt conversion	47,500	-
Interest (income) expense, net	14,631	627
Total other income and expense	197,026	627

Loss before income taxes	(299,542)	(71,666)
Provision for income taxes	-	-
Net (loss)	$(299,542)	$(71,666)

Per share information - basic and fully diluted:
Weighted average shares outstanding	100,150,081	76,000,000

Net (loss) per share	$(0.00)*	$(0.00)*

* denotes a loss of less than $0.01 per share

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Net cash used in operations	$(33,114)	$(76,259)

Cash flow from investing activities:
Net Cash used in investing activities	-	-

Cash flow from financing activities:
Issuance of convertible notes for cash	-	75,000
Advances from related party	23,500	30,500
Repayments of advances from related party	(1,800)	-
Net cash(used) provided by financing activities	21,700	105,500

Net (decrease) increase in cash	(11,414)	29,241
Cash at beginning of period	19,941	36,876
Cash at end of period	$8,527	$66,117

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Shares issued for payment of convertible note payable	$21,294	$-
Shares issued for payment of amounts due to related party	$31,250	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $2,206,530. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at March 31, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2014 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Accounts Receivable

A significant majority of our sales are through credit cards and other electronic payment methods. When we do grant credit to our customers it is generally in the form of short term accounts receivables, normally due in 30 days. The credit worthiness of the customer is evaluated prior to the sale. During the year ended December 31, 2014 we recorded a reserve for doubtful accounts of $5,109. No adjustment to the reserve was deemed appropriate during the quarter ended March 31, 2015.

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

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the three months ended March 31, 2015 and 2014. Research and development expenses amounted to $7,797 and $1,535 for three months ended March 31, 2015 and 2014, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $1,939 and $919 for the three months ended March 31, 2015 and 2014, respectively.

Rent Expense

We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the three months ended March 31, 2015 and 2014, was $2,064 and $961, respectively.

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

There were no options granted during the three months ended March 31, 2015 or 2014.

Total compensation expense for the three months ended March 31, 2015 and 2014 of all stock based compensation recognized under ASC 718 was $0 and $8,582, respectively.

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

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

For the three months ended March 31, 2015 and 2014 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern...The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

Note 3. Intangible Assets

At March 31, 2015 and December 31, 2014, intangible assets consist of the following:

	March 31, 2015	December 31, 2014
Internet domain names	$58,641	$58,641
Less accumulated amortization	(42,984)	(38,851)
	$15,658	$19,790

Website and data bases	$56,050	$56,050
Less accumulated amortization	(37,367)	(32,696)
	$18,683	$23,354

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(1,800)	(1,575)
	$2,700	$2,925

Total intangibles	$119,191	$119,191
	(82,150)	(73,123)
	$37,041	$46,069

The amount charged to amortization expense for all intangibles was $9,027 and $9,028 for the three months ended March 31, 2015 and 2014, respectively

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Estimated future amortization expense related to the intangibles as of March 31, 2015 is as follows:

Year Ended December 31,
2015 (nine months remaining)	$26,767
2016	9,149
2017	900
2018	225
$37,041

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

Amount due related party represents cash advances, salary accruals and amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at March 31, 2015 and December 31, 2014 was $194,314 and $166,364 respectively.

On March 25, 2015, we entered into a debt conversion agreement with our CEO and principal stockholder, Robert Gayman. The agreement provided Mr. Gayman with the right to convert $31,250 owed to him for working capital loans made to the Company for 25,000,000 restricted shares of our common stock. The conversion price was based on the following formula - equal to the lesser of $0.068 or 60% of the lowest trade price ($0.0025) in the 25 trading days previous to the conversion. (In the event that Conversion Shares are not deliverable by DWAC, an additional 10% discount shall apply; if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.) The conversion price as calculated was $0.00125 per share. We recognized a loss on conversion of $47,500, the differ4nce between the conversion price and the closing trading price on the date of the conversion.

Note 5. Notes Payable

During 2014, we executed a Promissory Note (the “Note”) and received three draws totaling $135,000. The Note is due March 17, 2016 and provides for an original issue discount of $15,185, which will be amortized over 24 months, and face interest rate of 12% per annum. The Lender has the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is the lesser of $0.0485 or 50% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increased, with the consent of the lender to $445,000.

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

We valued the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. At March 31, 2015 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.96 years to maturity, risk free interest rate of 0.56% and annualized volatility of 167%. We recognized $134,895 of expense for the change in value of the derivative for the three months ended March 31, 2015

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

During the three months ended March 31, 2015, the lender converted $21,294 of the principal of the Note into 8,336,731 shares of our $0.001 common stock.

The balance at March 31, 2015 was comprised of:

Convertible notes payable	$56,735
Unamortized original issue discount and debt discount	(41,443)
$15,292

Note 6. Shareholders’ Equity

During the three month ended March 31, 2015 we issued 33,336,731 shares of common stock as a result of conversion of debt. As more fully described in Notes 4 and 5 above, of the shares issued 8,336,731 were to an unrelated note holder and 25,000,000 was to an officer and director of the Company.

Note 7. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 6,275,000 shares of our common stock. Subsequent to the grant 300,000 options were cancelled. No options were granted during the three months ended March 31, 2015 and 2014. The fair value of the options previously granted, $215,628, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36 - 0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options granted to employees for the three month periods ended March 31, 2015 and 2014 was $0 and $7,773 respectively.

Amounts charged to expense for the options granted to non-employees for the three month periods ended March 31, 2015 and 2014 was $0 and $810, respectively.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2015	4,950,000	$0.047	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding March 31, 2015	4,950,000	$0.047	1.56	$-
Exercisable March 31, 2015	4,950,000	$0.047	1.56	$-

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

There will be no additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2015	1,025,000	$0.058	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding March 31, 2015	1,025,000	$0.058	1.39	$-
Exercisable March 31, 2015	1,025,000	$0.058	1.39	$-

There will be no additional compensation expense recognized in future periods.

Note 8. Outstanding Warrants

There were no warrants issued during the three months ended March 31, 2015 or 2014. The following is a summary of outstanding warrants as of March 31, 2015:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	6,000,000	$1.00	3.28	$-

Note 9. Income Taxes

As previously stated, we account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2015 the estimated effective tax rate for the year will be zero.

Note 10. Earnings Per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share were not calculated because we recorded net losses for the three months ended March 31, 2015 and 2014, and the outstanding stock options and warrants are anti-dilutive.

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Note 11. Business Segments

We currently have two business segments; (i) the sale of physical products (“Products”) and (ii) digital publishing (“Publishing”). There was only one business segment, sale of products, in the three months ended March 31, 2015 and 2014. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The publishing segment does not meet the quantitative threshold for disclosure as outlined ASC Topic 280 Segment Reporting.

All of our revenue is generated in the United States and accordingly no geographic segment reporting is included.

No customer accounted for 10% percent of our revenues in the three months ended March 31, 2015. For the three months ended March 31, 2014, one customer accounted for 38.9% of our revenue.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

Subsequent to March 31, 2015 the holder of the Note Payable converted an additional $16,970 of principal and accrued interest of the Note into 15,600,000 shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $2,229,908. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended March 31, 2015, compared with the respective period ended March 31, 2014

Revenues for three months ended March 31, 2015 and 2014 were $61,317 and $121,293, respectively. Revenues for the three months ended March 31, 2015 and 2014 were derived primarily from the sale of sports apparel and health and fitness products. Revenue for the three months ended March 31, 2015 declined by $59,976 (49.5%) due to an across the board downturn in our business.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for three months ended March 31, 2015 was $40,844 (66.6%). This resulted in a gross profit of $20,473(10.3%). Cost of revenue for three months ended March 31, 2014 was $108,780 (89.7%). This resulted in a gross profit of $12,513 (10.3%). Costs were primarily the cost of products sold. The increase in the cost of revenue as a percentage of sales during the current quarter was primarily a result of two large sales in the three month ended March 31, 2014 that were made at our cost.

The following is a breakdown of our selling, general and administrative expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Difference
Personnel costs	$46,697	$18,694	$28,003
Professional fees	22,010	11,860	10,150
Marketing, and promotion advertising	22,730	4,671	18,059
Stock Related Expenses	959	9,295	(8,336)
Equity based payments	-	8,582	(8,582)
Research and development	7,797	1,535	6,262
Travel and entertainment	1,645	5,473	(3,828)
Rent expense	2,064	961	1,103
Other expenses	9,419	12,814	(3,395)
	$113,321	$73,884	$39,437

In 2014 our CEO did not receive his full compensation. We accrued all of his salary in 2015.

Professional fees increased $10,150 (85,6%) from $11,860 for the three months ended March 31, 2014 to $22,010 for the three months ended March 31, 2015. The increase is a result of increases in our cost of SEC compliance and increased activity that required legal counsel.

Our marketing and promotional expenses increased by $18,059 (386%) for the three months ended March 31, 2015 as a result of attending more trade shows than in 2014

Our equity based payment expense decreased as the deferred portion of the expense related to previously issued equity instruments was fully amortized in 2014.

Research and development includes website and applications development costs. Research and development expenses increased $6,262 (408%) from $1,535 for 2015 to $7,797 for 20154. We made no major changes to our applications in 2014 whereas in 2015 we updated most of our applications. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment decreased $3,828 (69.9%) from $5,473 in 2014 to $1,645 in 2015. Our travel was limited in 2015 as most of our efforts were local in nature and did not require travel.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $102,516 and $71,039 for 2015 and 2014, respectively.

We value the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. We recognized $134,895 of loss for the change in value of the derivative for 2015. We had no derivative liabilities in the first quarter of 2014. In addition we had a loss of $47,500 on conversion of debt due to an officer and shareholder of the Company.

We had net losses of $299,542 and $71,666 for three months ended March 31, 2015 and 2014, respectively.

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

As of March 31, 2015, we had negative working capital of $(320,018) as compared to $(263,319) at December 31, 2014.

During the three months ended March 31, 2015 and 2014, operations used cash of $33,114 and $76,259 respectively.

During 2014, we executed a Promissory Note and received three draws totaling $135,000 of which $75,000 was received during the quarter ended March 31st. The Note is due March 17, 2016 and provides for an original issue discount of $15,185, which will be amortized over 24 months, and face interest rate of 12% per annum. The Lender has the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increased, with the consent of the lender to $445,000.

Additionally we received net amounts of $21,700 and $30,500 of cash advances from our chief executive officer during the three months ended March 31, 2015 and 2014, respectively. Also during the quarter ended March 31, 2015 our chief executive converted $31,250 of cash advances into 25,000,000 shares of common stock at a conversion rate based on the trading value of our common stock during a predetermined period.

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

Changes in Internal Control over Financial Reporting

There have been no change in the Company's internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2015, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

19

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

LifeApps Digital Media Inc.

Date: May 20, 2015	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer

