Form 10-Q
period 2015-06-30
LIFEAPPS DIGITAL MEDIA INC.
filed 2015-08-19
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54867

LIFEAPPS DIGITAL MEDIA INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Polo Plaza, 3790 Via De La Valle, #116E, Del Mar, CA 92014

(Address of principal executive offices, including zip code)

10636 Scripps Summit Court Suite 166, San Diego, CA 92131

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

As of August 14, 2015 there were issued and outstanding 214,157,500 shares of Common Stock, $0.001 par value.

FORM 10-Q

LIFEAPPS DIGITAL MEDIA INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.

June 30, 2015 and 2014

LifeApps Digital Media Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$20,006	$19,941
Accounts receivable	5,445	3,652
Other current assets	345	345
Total current assets	25,796	23,938
Fixed assets, net of depreciation	1,928	3,206
Intangible asset, net of amortization	28,014	46,069
Total Assets	$55,738	$73,213

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$151,800	$120,893
Amount due to related parties	271,114	166,364
Convertible note payable, net of debt discount	10,513	—
Derivative liability on convertible note payable	117,415	—
Total current liabilities	550,842	287,257
Convertible note payable, net of debt discount	—	10,120
Derivative liability on long term convertible note payable	—	63,564
Total liabilities	550,842	360,941

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued or outstanding as of June 30, 2015 (unaudited) and 2014
Common stock, $0.001 par value, 300,000,000 shares authorized, 170,366,731 and 91,530,000 shares issued and outstanding, as of June 30, 2015 (unaudited) and December 31, 2014, respectively	170,367	91,530
Additional paid in capital	1,694,538	1,527,730
Accumulated (deficit)	(2,360,009)	(1,906,988)
Total stockholders’ (deficit)	(495,104)	(287,728)
Total Liabilities and Stockholders’ Equity (Deficit)	$55,738	$73,213

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$48,685	83,589	110,002	204,882
Cost of revenue	39,230	54,845	80,074	163,625
Gross profit (loss)	9,455	28,744	29,928	41,257
Operating expenses:
General and administrative	85,041	73,512	198,363	147,397
Depreciation and amortization	9,666	9,666	19,333	19,333
Total operating expenses	94,707	83,178	217,696	166,730
Operating loss	(85,252)	(54,434)	(187,768)	(125,473)
Other income and expenses:
Change in derivative liability	54,765	—	189,660	—
Loss on debt conversion	—	—	47,500	—
Interest (income) expense	13,463	4,010	28,094	4,637
Total other income and expenses	68,228	4,010	265,254	4,637
Net (loss)	$(153,480)	$(58,444)	$(453,022)	$(130,110)

Per share information - basic and fully diluted:
Weighted average shares outstanding	143,012,665	76,000,000	121,581,373	76,000,000

Net (loss) per share	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

* Denotes a loss of less than $(0.01) per share.

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Digital Media Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Net cash used in operations	$(61,185)	$(112,641)

Cash flow from investing activities:
Net Cash used in investing activities	—	—

Cash flow from financing activities:
Issuance of convertible note for cash	—	75,000
Advances from related parties	63,050	31,377
Repayments of advances from related party	(1,800)	(12,000)
Net cash provided by financing activities	61,250	94,377

Net (decrease) increase in cash	65	(18,264)
Cash at beginning of period	19,941	36,876
Cash at end of period	$20,006	$18,612

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
53,836,731 shares issued for settlement of $64,920 convertible notes payable and accrued interest	$166,895	$—
25,000,000 shares issued for settlement of $31,200 due to related party	$78,750	—

See the accompanying notes to the unaudited condensed consolidated financial statements

 LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $2,360,009. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at June 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2014 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Accounts Receivable

A significant majority of our sales are through credit cards and other electronic payment methods. When we do grant credit to our customers it is generally in the form of short term accounts receivables, normally due in 30 days. The credit worthiness of the customer is evaluated prior to the sale. During the year ended December 31, 2014 we recorded a reserve for doubtful accounts of $5,109. No adjustment to the reserve was deemed appropriate during the three months and six months ended June 30, 2015.

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

For the Three and Six Months Ended June 30, 2015 and 2014

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the three and six months ended June 30, 2015 and 2014. Research and development expenses amounted to $ - and $799 for the three months ended June 30, 2015 and 2014, respectively, and $7,797 and $2,561 for six months ended June 30, 2015 and 2014, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $912 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $2,851 and $919  for the six months ended June 30, 2015 and 2014, and, respectively.

Rent Expense

We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense for the was $1,260 and $1,935 for the three months ended June 30, 2015 and 2014, respectively, and for the six months ended June 30, 2015 and 2014, was $3,354 and $2,896.

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

 LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

There were no options granted during the three months and six months ended June 30, 2015 or 2014.

Total compensation expense of all stock based compensation recognized under ASC 718 was $0 and $6,294 for the three months ended June 30, 2015 and 2014, respectively, and for the six months ended June 30, 2015 and 2014 was $0 and $14,876, respectively.

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

For the three and six months ended June 30, 2015 and 2014 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

Note 3. Intangible Assets

At June 30, 2015 and December 31, 2014, intangible assets consist of the following:

	June 30, 2015	December 31, 2014
Internet domain names	$58,641	$58,641
Less accumulated amortization	(47,115)	(38,851)
	$11,526	$19,790

Website and data bases	$56,050	$56,050
Less accumulated amortization	(42,037)	(32,696)
	$14,013	$23,354

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(2,025)	(1,575)
	$2,475	$2,925

Total intangibles	$119,192	$119,191
	(91,178)	(73,123)
	$28,014	$46,069

 LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

The amount charged to amortization expense for all intangibles was $9,027 for the three months ended June 30, 2015 and 2014, respectively and $18,055 for the six months ended June 30, 2015 and 2014, respectively.

Estimated future amortization expense related to the intangibles as of June 30, 2015 is as follows:

Year Ended December 31,
2015 (six months remaining)	$17,740
2016	9,149
2017	900
2018	225
$28,014

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

Amount due related party represents cash advances, salary accruals and amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at June 30, 2015 and December 31, 2014 was $271,114 and $166,364 respectively.

On March 25, 2015, we entered into a debt conversion agreement with our CEO and principal stockholder, Robert Gayman. The agreement provided Mr. Gayman with the right to convert $31,250 owed to him for working capital loans made to the Company for 25,000,000 restricted shares of our common stock. The conversion price was based on the following formula - equal to the lesser of $0.068 or 60% of the lowest trade price ($0.0025) in the 25 trading days previous to the conversion. (In the event that Conversion Shares are not deliverable by DWAC, an additional 10% discount shall apply; if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.) The conversion price as calculated was $0.00125 per share. We recognized a loss on conversion of $47,500, the difference between the conversion price and the closing trading price on the date of the conversion.

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

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

 LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

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

We valued the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. At June 30, 2015 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.96 years to maturity, risk free interest rate of 0.56% and annualized volatility of 167%. We recognized $54,795 and $0 for the three months ended June 30, 205 and 2014, and $189,660 and $0 of expense for the change in value of the derivative for the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, the lender converted $64,920 of the principal and accrued interest of the Note into 53,836,731 shares of our $0.001 common stock. There were no conversions during the six months ended June 30, 2014.

The balance at June 30, 2015 and December 31, 2014 was comprised of:

	2015	2014
Convertible notes payable	$31,135	$78,079
Unamortized original issue discount and debt discount	(20,622)	(67,909)
	$10,513	$10,120

Note 6. Shareholders’ Equity

During the six months ended June 30, 2015 we issued 78,836,731 shares of common stock as a result of conversion of debt. As more fully described in Notes 4 and 5 above, of the shares issued 53,836,731 were to an unrelated note holder and 25,000,000 was to an officer and director of the Company.

Note 7. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 6,275,000 shares of our common stock. Subsequent to the grant 300,000 options were cancelled. No options were granted during the three months and six months ended June 30, 2015 and 2014. The fair value of the options previously granted, $215,628, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36 - 0.48%
Dividend yield (on common stock)	—

Amounts charged to expense for the options granted to employees for the three month periods ended June 30, 2015 and 2014 was $0 and $5,700, and $0 and $13,473 for the six months ended June 30, 2015 and 2014, respectively.

Amounts charged to expense for the options granted to non-employees for the three month periods ended June 30, 2015 and 2014 was $0 and $593, respectively. During the six months ended June 30, 2015 and 2014, $0 and $1,403, respectively, were charged to expense.

 LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2015	4,950,000	$0.047	—	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding June 30, 2015	4,950,000	$0.047	1.56	$—
Exercisable June 30, 2015	4,950,000	$0.047	1.56	$—

There will be no additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2015	1,025,000	$0.058	—	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding June 30, 2015	1,025,000	$0.058	1.39	$—
Exercisable June 30, 2015	1,025,000	$0.058	1.39	$—

There will be no additional compensation expense recognized in future periods.

Note 8. Outstanding Warrants

There were no warrants issued during the three months and six months ended June 30, 2015 or 2014. The following is a summary of outstanding warrants as of June 30, 2015:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	6,000,000	$1.00	3.28	$—

 LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

Note 9. Income Taxes

As previously stated, we account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2015 the estimated effective tax rate for the year will be zero.

Note 10. Earnings Per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share were not calculated because we recorded net losses for the three and six months ended June 30, 2015 and 2014, and the outstanding stock options and warrants are anti-dilutive.

Note 11. Business Segments

We currently have two business segments; (i) the sale of physical products (“Products”) and (ii) digital publishing (“Publishing”). There was only one business segment, sale of products, in the three months and six months ended June 30, 2015 and 2014. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The publishing segment does not meet the quantitative threshold for disclosure as outlined ASC Topic 280 Segment Reporting.

All of our revenue is generated in the United States and accordingly no geographic segment reporting is included.

No customer accounted for 10% percent of our revenues in the three months and the six months ended June 30, 2015 and 2014.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

Subsequent to June 30, 2015 the holder of the Note Payable converted an additional $31,134 of principal and accrued interest of the Note into 43,790,769 shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $2,360,009. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended June 30, 2015, compared with the respective period ended June 30, 2014

Revenues for the three months ended June, 2015 and 2014 were $48,685 and $83,589, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the three months ended June 30, 2015 and 2014 was $39,230 (80.6%) and $54,845 (65.6%), respectively. This resulted in a gross profit for three months ended June 30, 2015 and 2014 of $9,455 (19.4%) and $28,744 (33.4%), respectively. Costs were primarily the cost of products sold. The decrease in gross margin is primarily due to a change in product mix.

We incurred net losses of $153,480 and $58,444 for the three months ended June 30, 2015 and 2014, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended June 30, 2015 and 2014:

	Three months Ended June 30,
	2015	2014	Difference
Personnel costs	$45,643	$8,971	$36,673
Professional fees	18,081	35,765	(17,684)
Equity based payments	—	6,294	(6,294)
Marketing and advertising	4,697	4,607	91
Travel and entertainment	345	2,703	(2,358)
Research and development	—	799	(799)
Other expenses	16,275	14,373	2,710
	$85,041	$73,512	$11,530

In 2014 our CEO‘s full compensation was not accrued until the 4th quarter of the fiscal year. We accrued all of his salary in 2015.

Professional fees decreased $17,684 (49.4%) from $35,765 for the three months ended June 30, 2014 to $18,081 for the three months ended June 30, 2015. The decrease is a result of decreases in our cost of SEC compliance and decreased activity that required legal counsel.

Our marketing and advertising expenses did not change by a material amount during the periods presented.

Our equity based payment expense decreased as the deferred portion of the expense related to previously issued equity instruments was fully amortized in 2014.

Research and development includes website and applications development costs. Research and development and development activities were not significant during the quarters ended June 30 2015 and 2014. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment decreased $2,358 (87.2%) from $2,703 in 2014 to $345 in 2015. Our travel was limited in 2015 as most of our efforts were local in nature and did not require travel.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $85,252 and $54,434 for 2015 and 2014, respectively.

We revalue the derivative liability at the end of each accounting period the difference in value is recognized as gain or loss. We recognized $54,765 of loss for the change in value of the derivative for the three months ended June 30, 2015. We had no derivative liabilities in the first quarter of 2014.

Six months ended June 30, 2015, compared with the respective period ended June 30, 2014

Revenues for the six months ended June 30, 2015 and 2014 were $110,002 and $204,882 respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the six months ended June 30, 2015 and 2014 was $80,074(72.8%) and $163,625 (79.9%) respectively. This resulted in a gross profit for the six months ended June 30, 2015 and 2014 of $29,928 (27.2%) and $41,257 (20.1%), respectively. Costs were primarily the cost of products sold and the margin varies depending on products sold has been sold. The decrease in gross margin was primarily due to a change in product mix.

We incurred net losses of $453,022 and $130,110 for the six months ended June 30, 2015 and 2014, respectively.

The following is a breakdown of our selling, general and administrative expenses for the six months ended June 30, 2015 and 2014:

	Six months Ended June 30,
	2015	2014	Difference
Personnel costs	$92,340	$27,665	$64,675
Professional fees	40,091	47,625	(7,534)
Equity based payments	—	14,876	(14,876)
Marketing and advertising	27,427	9,278	18,149
Travel and entertainment	1,990	6,283	(4,293)
Research and development	7,797	2,561	5,236
Other expenses	28,718	39,109	(10,391)
	$198,363	$147,397	$50,966

In 2014 our CEO‘s full compensation was not accrued until the 4th quarter of the fiscal year. We accrued all of his salary in 2015.

Professional fees decreased $7,534 (15.8%) from $47,625 for the six months ended June 30, 2014 to $40,091 for the six months ended June 30, 2015. The decrease is a result of decreases in our cost of SEC compliance and decreased activity that required legal counsel.

Our marketing and advertising expenses increased by $18,149 (196%) for the six months ended June 30, 2015 as a result of attending more trade shows than in 2014

Our equity based payment expense decreased as the deferred portion of the expense related to previously issued equity instruments was fully amortized in 2014.

Research and development includes website and applications development costs. Research and development expenses increased $5,236 (204%) from $2,561 for 2014 to $7,797 for 2015. We made no major changes to our applications in 2014 whereas in 2015 we updated most of our applications. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment decreased $4,293 (68.3%) from $6,283 in 2014 to $1,990 in 2015. Our travel was limited in 2015 as most of our efforts were local in nature and did not require travel.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $187,768 and $125,473 for 2015 and 2014, respectively.

We revalue the derivative liability at the end of each accounting period the difference in value is recognized as gain or loss. We recognized $189,660 of loss for the change in value of the derivative for 2015. We had no derivative liabilities in the first quarter of 2014. In addition we had a loss of $47,500 on conversion of debt due to an officer and shareholder of the Company during the six months ended June 30, 2015.

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

As of June 30, 2015, we had negative working capital of $(525,046) as compared to $(263,319) at December 31, 2014.

During the six months ended June 30, 2015 and 2014, operations used cash of $61,185 and $112,641 respectively.

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

Additionally we received net amounts of $31,550 and $31,377 of cash advances from our chief executive officer during the six months ended June 30, 2015 and 2014, respectively. A shareholder of the Company advanced an aggregate of $31,500 for working capital purposes during the six months ended June 30, 2015. Also during the quarter ended March 31, 2015 our chief executive converted $31,250 of cash advances into 25,000,000 shares of common stock at a conversion rate based on the trading value of our common stock during a predetermined period,. An unrelated lender converted $64,920 of the Promissory Note principal and accrued interest into 53,836,731 shares of our $0.001 common stock during the six months ended June 30, 2015.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

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

Changes in Internal Control over Financial Reporting

There have been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates during the six months ended June 30, 2015, an unrelated lender converted an aggregate of $64,920 of a promissory note principal and accrued interest into 53,836,731 shares of our $0.001 common stock. Additionally, an officer and director of the Company converted $31,250 of advances into 25,000,000 shares of our common stock.  The issuance of our common stock in these transactions was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder.

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

LifeApps Digital Media Inc.
Date: August 19, 2015	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer

