Form 10-Q
period 2015-09-30
LIFEAPPS DIGITAL MEDIA INC.
filed 2015-11-13
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015 there were issued and outstanding 298,772,885 shares of Common Stock, $0.001 par value.

FORM 10-Q

LIFEAPPS DIGITAL MEDIA INC.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Digital Media Inc.

September 30, 2015 and 2014

LifeApps Digital Media Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014

Assets
Current assets:
Cash	$5,367	$19,941
Accounts receivable	3,652	3,652
Other current assets	940	345
Total current assets	9,959	23,938
Fixed assets, net of depreciation	1,288	3,206
Intangible asset, net of amortization	18,986	46,069
Total Assets	$30,233	$73,213

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$148,571	$120,893
Amount due to related party	265,114	166,364
Total current liabilities	413,685	287,257
Convertible notes payable, net of debt discount	-	10,120
Derivative liability on long term convertible note payable	-	63,564
Total liabilities	413,685	360,941

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued or outstanding as of September 30, 2015 and 2014
Common stock, $0.001 par value, 300,000,000 shares authorized, 298,772,885 and 91,530,000 shares issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	298,773	91,530
Additional paid in capital	1,815,170	1,527,730
Accumulated (deficit)	(2,497,395)	(1,906,988)
Total stockholders’ (deficit)	(383,452)	(287,728)
Total Liabilities and Stockholders’ Equity (Deficit)	$30,233	$73,213

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$19,260	83,724	129,262	288,606
Cost of revenue	26,411	75,320	106,485	238,945
Gross profit (loss)	(7,151)	8,404	22,777	49,661
Operating expenses:
General and administrative	56,532	143,865	254,895	291,262
Depreciation and amortization	9,668	9,667	29,001	29,000
Total operating expenses	66,200	153,532	283,896	320,262
Operating loss	(73,351)	(145,128)	(261,119)	(270,601)
Other income and expenses:
Change in derivative liability	-	26,875	189,660	27,201
Loss on debt conversion	63,462	-	110,962	-
Interest (income) expense	571	13,637	28,666	88,938
Total other income and expenses	64,033	40,512	329,288	116,139
Net (loss)	$(137,384)	$(185,640)	$(590,407)	$(386,740)

Per share information - basic and fully diluted:
Weighted average shares outstanding	217,675,460	76,068,478	161,851,619	76,022,826

Net (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Net cash used in operations	$(87,324)	$(132,335)

Cash flow from investing activities:
Net Cash used in investing activities	-	-

Cash flow from financing activities:
Issuance of convertible notes for cash	-	75,000
Advances from related party	79,550	37,487
Repayments of advances from related party	(6,800)	(16,110)
Net cash(used) provided by financing activities	72,750	96,377

Net (decrease) increase in cash	(14,574)	(35,958)
Cash at beginning of period	19,941	36,876
Cash at end of period	$5,367	$918

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
97,627,500 shares issued for settlement of $96,054 convertible notes payable and accrued interest	$297,471	$-
109,615,385 shares issued for settlement of $86,250 due to related parties	$197,212	-

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $2,497,395. To date we have funded our operations through advances from related parties, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at September 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2014 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Accounts Receivable

A significant majority of our sales are through credit cards and other electronic payment methods. When we do grant credit to our customers it is generally in the form of short term accounts receivables, normally due in 30 days. The credit worthiness of the customer is evaluated prior to the sale. During the year ended December 31, 2014 we recorded a reserve for doubtful accounts of $5,109. No adjustment to the reserve was deemed appropriate during the three months and nine months ended September 30, 2015.

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

Revenue Recognition

Revenue is derived primarily from the sale of sports and fitness apparel and equipment, and software applications designed for use on mobile devices such as smart phones and tablets. Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability is reasonably assumed.

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the three and nine months ended September 30, 2015 and 2014. Research and development expenses amounted to $16,504 for the three months ended September 30, 2014 and $7,797 and $19,065 for nine months ended September 30, 2015 and 2014, respectively. There were no research and development expenses incurred during the quarter ended September 30, 2015. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $185 and $438 for the three months ended September 30, 2015 and 2014, respectively, and $3,036 and $1,035 for the nine months ended September 30, 2015 and 2014, and, respectively.

Rent Expense

We recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month-to-month basis. Rent expense was $1,252 and $1,934 for the three months ended September 30, 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014, was $4,606 and $4,831, respectively.

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

There were no options granted during the three months and nine months ended September 30, 2015 or 2014.

Total compensation expense of all stock based compensation recognized under ASC 718 was $0 and $0 for the three months ended September 30, 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014 was $0 and $14,876, respectively.

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

For the three and nine months ended September 30, 2015 and 2014 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

Note 3. Intangible Assets

At September 30, 2015 and December 31, 2014, intangible assets consist of the following:

	September 30, 2015	December 31, 2014
Internet domain names	$58,641	$58,641
Less accumulated amortization	(51,247)	(38,851)
	$7,394	$19,790

Website and data bases	$56,050	$56,050
Less accumulated amortization	(46,708)	(32,696)
	$9,342	$23,354

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(2,250)	(1,575)
	$2,250	$2,925

Total intangibles	$119,191	$119,191
Less accumulated amortization	(100,206)	(73,123)
	$18,986	$46,069

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

The amount charged to amortization expense for all intangibles was $9,027 for the three months ended September 30, 2015 and 2014, respectively and $27,082 for the nine months ended September 30, 2015 and 2014, respectively.

Estimated future amortization expense related to the intangibles as of September 30, 2015 is as follows:

Year Ended December 31,
2015 (three months remaining)	$8,712
2016	9,149
2017	900
2018	225
$18,986

Note 4. Amount Due Related Parties

Parties, which can be a corporation or an individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Amount due related party represents cash advances, salary accruals and amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at September 30, 2015 and December 31, 2014 was $265,114 and $166,364 respectively.

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

On September 15, 2015, we entered into a debt conversion agreement with a director and stockholder, Lawrence Roan. Between August 6, 2014 and September 10, 2015, Mr. Roan loaned the Company a total of $55,000 (the “Loan Amount”) for working capital purposes. On September 15, 2015, the Board resolved that Mr. Roan be granted the right to convert the Loan Amount into 84,615,385 shares (the “Conversion Shares”) of the Company’s common stock in accordance with the provisions of the Debt Conversion Agreement. The conversion price used to calculate the number of Conversion Shares was set at $0.00065 based on the following formula: the conversion price will be equal to the lesser of $0.068 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Because the Conversion Shares are not deliverable by DWAC, an additional 10% discount applies to the calculation. Following issuance of the Conversion Shares, Mr. Roan owns 28.3% of the 298,772,885 outstanding shares of the Company’s common stock. We recognized a loss on conversion of $63,462, the difference between the conversion price and the closing trading price on the date of the conversion.

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Note 5. Convertible Notes Payable

During 2014, we executed a Promissory Note (the “Note”) and received three draws totaling $135,000. The Note was due March 17, 2016 and provided for an original issue discount of $15,185, to be amortized over 24 months, and face interest rate of 12% per annum. The lender had the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is the lesser of $0.0485 or 50% of the lowest trading price in the 25 trading days prior the conversion. The Note provided for additional penalties if we could not deliver the underlying common stock on a timely basis. The Note also provided that the principal amount could be increased, with the consent of the lender to $445,000.

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

We valued the conversion feature at origination of all draws at $230,408 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 1.25 to 2 years to maturity, risk free interest rate of 0.38% to 0.58% and annualized volatility of 97.34% to 146%. $135,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $95,408 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

We valued the derivative liability and at the end of each accounting period the difference in value is recognized as gain or loss. At June 30, 2015 (the final accounting period during which the liability was outstanding), we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.96 years to maturity, risk free interest rate of 0.56% and annualized volatility of 167%. We recognized $0 and $26,875 for the three months ended September 30, 2015 and 2014, and $189,660 and $27,201 of expense for the change in value of the derivative for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, the lender converted $96,054 of the principal and accrued interest of the Note into 97,627,500 shares of our $0.001 par value common stock and, as a result of this conversion, the Note along with accrued interest has been repaid in full and is no longer outstanding. During September 2014, the lender converted $10,500 of the principal of the Note into 700,000 shares of our $0.001 common stock.

The balance at December 31, 2014 was comprised of:

2014
Convertible notes payable	$78,029
Unamortized original issue discount and debt discount	(67,909)
$10,120

Note 6. Shareholders’ Equity

During the nine months ended September 30, 2015 we issued 207,242,885 shares of common stock as a result of conversion of debt. As more fully described in Notes 4 and 5 above, of the shares issued 97,627,500 were to an unrelated note holder and 109,615,385 were to officers and/or directors of the Company.

Note 7. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provides for the issuance of up to 10,000,000 shares of our common stock. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 6,275,000 shares of our common stock. Subsequent to the grant 300,000 options were cancelled. No options were granted during the three months and nine months ended September 30, 2015 and 2014. The fair value of the options previously granted, $215,628, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36 - 0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options granted to employees was $0 for the three month periods ended September 30, 2015 and 2014, and $0 and $13,473 for the nine months ended September 30, 2015 and 2014, respectively.

Amounts charged to expense for the options granted to non-employees was $0 for the three month periods ended September 30, 2015 and 2014, and $0 and $1,403 for the nine months ended September 30, 2015 and 2014, respectively.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2015	4,950,000	$0.047	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding September 30, 2015	4,950,000	$0.047	1.56	$-
Exercisable September 30, 2015	4,950,000	$0.047	1.56	$-

There will be no additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2015	1,025,000	$0.058	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding September 30, 2015	1,025,000	$0.058	1.39	$-
Exercisable September 30, 2015	1,025,000	$0.058	1.39	$-

There will be no additional compensation expense recognized in future periods.

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

Note 8. Outstanding Warrants

There were no warrants issued during the three months and nine months ended September 30, 2015 or 2014. The following is a summary of outstanding warrants as of September 30, 2015:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	6,000,000	$1.00	3.28	$-

Note 9. Income Taxes

As previously stated, we account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of September 30, 2015 the estimated effective tax rate for the year will be zero.

Note 10. Earnings Per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The dilutive earnings per share were not calculated because we recorded net losses for the three and nine months ended September 30, 2015 and 2014, and the outstanding stock options and warrants are anti-dilutive.

Note 11. Business Segments

We currently have two business segments; (i) the sale of physical products and (ii) digital publishing. There was only one active business segment, sale of physical products, in the three months and nine months ended September 30, 2015 and 2014. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The publishing segment does not meet the quantitative threshold for disclosure as outlined ASC Topic 280 Segment Reporting.

All of our revenue is generated in the United States and accordingly no geographic segment reporting is included.

No customer accounted for 10% percent of our revenues in the three months and the nine months ended September 30, 2015 and 2014.

Note 12. Subsequent Events

During October 2015 the Company’s Board of Directors adopted the following resolutions regarding the name and capital structure of the Company:

(i) to change the name of the Corporation to LifeApps Brands Inc.;

(ii) to increase the number of authorized shares of capital stock of the Corporation to 510,000,000 shares (500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share); and

LifeApps Digital Media Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2015 and 2014

(iii) to reduce the number of outstanding shares of the Corporation’s common stock by means of one-for-fifteen (1:15) reverse stock split (the “Reverse Stock Split”); and

(iv) to increase the number of shares issuable under the LifeApps Digital Media Inc. 2012 Equity Incentive Plan from 10,000,000 to 20,000,000, on a post-Reverse Stock Split basis.

These changes are expected to become effective during the quarter ended December 31, 2015. The proposed changes have not been reflected in the foregoing financial statements and notes thereto.

On November 9, 2015, the Company borrowed $25,000 for working capital purposes from an unrelated individual. The terms of the loan stipulate that the principal amount of the loan and all accrued interest shall be due and payable no later than March 21, 2016, 120 days from Nov. 15, 2015. Interest on the loan shall accrue at a rate of ten percent (10%) per annum. Additionally, the holder may convert the principal of, and accrued interest on, the loan into shares of the Company’s $0.001 par value common stock at the rate of $.05 per share at any time subsequent to the effective date of the Company’s proposed reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Digital Media Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $2,489,598 To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

LifeApps is moving towards a strategy of creating digital mobile applications along with physical products and related services all under the LifeApps brand, through internal development as well as acquisitions. We expect that this new approach will encompass not only the medical health related fields but other, non-health related themes as well.

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

Results of Operations

Three months ended September 30, 2015, compared with the respective period ended September 30, 2014

Revenues for the three months ended September, 2015 and 2014 were $19,260 and $83,724, respectively. Revenues for both periods were derived primarily from the sale of sports apparel through our Sports One digital platform and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct costs related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs. Cost of revenue related to product sales includes the direct cost of those products sold.

Cost of revenue for the three months ended September 30, 2015 and 2014 was $26,411 (137.1%) and $75,320 (90.0%), respectively. This resulted in a gross profit (loss) for three months ended September 30, 2015 and 2014 of $(7,151) (-37.1%) and $8,404 (10.0%), respectively. Costs were primarily the cost of products sold. The decrease in gross margin is primarily to product mix.

We had net losses of $137,384 and $185,640 for the three months ended September 30, 2015 and 2014, respectively.

The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2015 and 2014:

	Three months Ended September 30,
	2015	2014	Difference
Personnel costs	$38,429	$44,435	$(6,006)
Professional fees	11,265	29,613	(18,348)
Equity based payments	-	7,103	(7,103)
Marketing and advertising	164	22,033	(21,869)
Travel and entertainment	-	2,703	(2,703)
Research and development	-	16,504	(16,504)
Rent	1,252	1,935	(683)
Other expenses	5,422	19,539	(14,117)
	$56,532	$143,865	$(87,333)

Professional fees decreased $18,348 (62.0%) from $29,613 for the three months ended September 30, 2014 to $11,265 for the three months ended September 30, 2015. The decrease is a result of decreases in our cost of SEC compliance and decreased activity that required legal counsel.

Our marketing and advertising expenses decreased $21,869 (99.3%) from $22,033 for the three months ended September 30, 2014 to $164 for the three months ended September 30, 2015. The decrease is a result of our efforts to reduce operating costs.

Research and development includes website and applications development costs. Research and development and development activities were not significant during the quarter ended September 30, 2015, however the quarter ended September 30, 2014 included the costs from upgrading our applications to include the IOS8 operating system. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment costs were not significant during the quarters ended September 30, 2015 and 2014. Our travel was limited in 2015 as most of our efforts were local in nature and did not require travel.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $71,351 and $145,128 for the three months ended September 30, 2015 and 2014, respectively.

We value the derivative liability and the end of each accounting period and the difference in value is recognized as gain or loss. We recognized $26,875 of loss for the change in value of the derivative for the three months ended September 30, 2014. We had no derivative liabilities remaining as of September 30, 2015 as 100% of the related convertible notes payable had been converted to common stock by that date.

Nine months ended September 30, 2015, compared with the respective period ended September 30, 2014

Revenues for the nine months ended September 30, 2015 and 2014 were $129,262 and $288,606 respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the nine months ended September 30, 2015 and 2014 was $106,485 (82.4%) and $238,945 (82.8%) respectively. This resulted in a gross profit for the nine months ended September 30, 2015 and 2014 of $22,777 (17.6%) and $49,661 (10.0%), respectively. Costs were primarily the cost of products sold and the margin varies depending on products sold has been sold. The decrease in gross margin is primarily to product mix.

We had net losses of $590,407 and $386,740 for the nine months ended September 30, 2015 and 2014, respectively.

The following is a breakdown of our general and administrative expenses for the nine months ended September 30, 2015 and 2014:

	Nine months Ended September 30,
	2015	2014	Difference
Personnel costs	$130,769	$72,100	$58,669
Professional fees	55,064	77,238	(22,174)
Equity based payments	-	14,876	(14,876)
Marketing and advertising	27,591	31,311	(3,720)
Travel and entertainment	1,500	13,351	(11,851)
Research and development	7,797	19,065	(11,268)
Rent	4,606	4,831	(225)
Other expenses	27,568	58,490	(30,922)
	$254,895	$291,262	$(36,367)

In 2014 our CEO‘s full compensation was not accrued until the 4th quarter of the fiscal year. We accrued all of his salary in 2015.

Professional fees decreased $22,174 (28.7%) from $77,238 for the nine months ended September 30, 2014 to $55,064 for the nine months ended September 30, 2015. The decrease is a result of decreases in our cost of SEC compliance and decreased activity that required legal counsel.

Our marketing and advertising expenses decreased by $3,720 (11.9%) for the nine months ended September 30, 2015 as a result of attending fewer trade shows than in 2014

Our equity based payment expense decreased as the deferred portion of the expense related to previously issued equity instruments was fully amortized in 2014.

Research and development includes website and applications development costs. Research and development expenses decreased $11,268 (59.1%) from $19,065 for 2014 to $7,797 for 2015. The nine months ended September 30, 2014 included the costs from upgrading our applications to include the IOS8 operating system. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment decreased $11,851 (88.8%) from $13,351 in 2014 to $1,500 in 2015. Our travel was limited in 2015 as most of our efforts were local in nature and did not require travel.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $261,119 and $270,601 for 2015 and 2014, respectively.

We value the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. We recognized $189,660 of loss for the change in value of the derivative for 2015. We recognized $27,201 of loss for the change in value of the derivative for the nine months ended September 30, 2014. In addition we had a losses of $110,962 on conversion of debts due to officers, directors and shareholders of the Company.

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

As of September 30, 2015, we had negative working capital of $(403,726) as compared to $(263,319) at December 31, 2014.

During the nine months ended September 30, 2015 and 2014, operations used cash of $87,324 and $132,335 respectively.

During 2014, we executed a Promissory Note (the “Note”) and received three draws totaling $135,000 of which $75,000 was received during the quarter ended March 31, 2014. The Note was due March 17, 2016 and provided for an original issue discount of $15,185, to be amortized over 24 months, and face interest rate of 12% per annum. The lender had the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior to a conversion. The Note provided for additional penalties if we could not deliver the underlying common stock on a timely basis. The Note also provided that the principal amount could be increased, with the consent of the lender to $445,000.

Additionally we received net amounts of $24,750 of cash advances from our chief executive officer during the nine months ended September 30, 2015. During the nine months ended September 30, 2015 a shareholder of the Company advanced an additional aggregate amount of $48,000 for working capital purposes. During the quarter September 30, 2015 the shareholder converted an aggregate of $55,000 of the outstanding loans into 84,615,305 shares of common stock at a conversion rate based on the trading value of our common stock during a predetermined period. Also during the period ended September 30, 2015 our chief executive converted $31,250 of cash advances into 25,000,000 shares of common stock at a conversion rate based on the trading value of our common stock during a predetermined period. An unrelated lender converted $96,054 of the Promissory Note principal and accrued interest into 97,627,500 shares of our $0.001 common stock during the nine months ended September 30, 2015 and, as a result of this conversion, the Note along with accrued interest has been repaid in full and is no longer outstanding..

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

On November 9, 2015, we borrowed $25,000 for working capital purposes from an unrelated individual. The terms of the loan stipulate that the principal amount of the loan and all accrued interest shall be due and payable no later than March 21, 2016, 120 days from Nov. 15, 2015. Interest on the loan shall accrue at a rate of ten percent (10%) per annum. Additionally, the holder may convert the principal of, and accrued interest on, the loan into shares of our $0.001 par value common stock at the rate of $.05 per share at any time subsequent to the effective date of our proposed reverse stock split.

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

Changes in Internal Control over Financial Reporting

There have been no change in the Company's internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates during the nine months ended September 30, 2015, an unrelated lender converted an aggregate of $64,920 of a promissory note principal and accrued interest into 53,836,731 shares of our $0.001 common stock. Additionally, an officer and director of the Company converted $31,250 of advances into 25,000,000 shares of our common stock and a shareholder converted an aggregate of $55,000 of loans into 84,615,305 shares of our common stock.  The issuance of our common stock in these transactions was exempt from the registration requirements of the Securities Act of 1933 pursuant to Sections 3(a)(9) and 4(a)(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On October 26, 2015 our Board of Directors adopted the following resolutions regarding our name and capital structure:

(i) to change our name to LifeApps Brands Inc.;

(ii) to increase the number of authorized shares of our capital stock to 510,000,000 shares (500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share);

(iii) to reduce the number of outstanding shares of our common stock by means of one-for-fifteen (1:15) reverse stock split (the “Reverse Stock Split”); and

(iv) to increase the number of shares issuable under our LifeApps Digital Media Inc. 2012 Equity Incentive Plan from 10,000,000 to 20,000,000, on a post-Reverse Stock Split basis.

These changes, which were approved on October 26, 2015 by stockholders holding a majority of the outstanding shares of our common stock, are expected to become effective during the quarter ended December 31, 2015. The proposed changes have not been reflected in the foregoing financial statements and notes thereto.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LifeApps Digital Media Inc.

Date: November 13, 2015	By:	/s/ Robert Gayman
Robert Gayman
Chief Executive Officer and President

By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer and Treasurer

