Form 10-K
period 2015-12-31
LIFEAPPS BRANDS INC.
filed 2016-04-15
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-54867

LIFEAPPS BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Polo Plaza, 3790 Via De La Valle, #116E Del Mar, CA	92014
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2015, there were 11,358,782 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 7,017,784 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $5,368,605 as of June 30, 2015, based on the last sale price of $0.765 per share of the common stock on June 30, 2015.

As of April 14, 2016, there were 19,918,186 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

 i

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully engage in the digital and consumer products business;

2.	The intensity of competition in the industry in which we operate;

3.	Our ability to raise additional capital if, as, and when needed on acceptable terms;

4.	General economic conditions that affect our industry or the global environment in which we operate; and

5.	Our ability to successfully attract and retain management and other key employees.

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

PART I

ITEM 1.          BUSINESS

Organizational History

LifeApps Brands Inc., through our wholly owned subsidiary LifeApps, Inc., is a digital media company focusing on health, fitness and sports digital publications, entertainment, fitness products. We plan to leverage a suite of cross-platform, multi-device publications and applications in the rapidly growing health, fitness and sports digital marketplace to generate paid subscriptions, advertising, e-commerce/mobile-commerce and consumer product sales revenues. The company intends to focus on creating brands, acquisitions of other brands as well as licensing brands. Part of any branding will rely heavily upon promotion, marketing and advertising. The many benefits of having a brand is recognition and loyalty from customers, familiarity as well as the ability to link additional products and services under a specific brand.

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

Immediately following the merger, we split off our wholly owned subsidiary, Prime Time Split Corp., a Delaware corporation, through the exchange of 6,000,000 shares of our common stock for all of the issued and outstanding shares of common stock of Split Corp.  All of our assets and liabilities immediately following the merger, excluding any assets and liabilities assumed in the merger, were transferred to Split Corp.

On December 31, 2015, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to (i) change our corporate name to LifeApps Brands Inc., (ii) effect a one-for-fifteen (1:15) reverse stock split (the “Reverse Split”) of our common stock, $0.001 par value per share, and (iii) increase our authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Reverse Split and Name Change took effect on OTC Markets at the commencement of business on January 7, 2016, at which time our common stock began trading on a post-reverse split basis.

Unless the context indicates otherwise, all references in this Annual Report to “LifeApps®” “the Company,” “we,” “us” and “our” refer to LifeApps Brands Inc. and its subsidiary, LifeApps Inc., a Nevada corporation.

Our fiscal year end is December 31.

Business Overview

LifeApps Brands Inc. is an emerging growth company and developer and designer of applications, medical and fitness products, new media, digital magazines, publications, and next-generation social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates mobile apps, digital magazines, publications, fitness training devices, web, social media and internet TV to engage consumers in multiple areas of sports, health, fitness and entertainment interests including medical, yoga, golf, tennis, running, soccer, cycling, and other health, fitness and sports topics.

LifeApps® is a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. LifeApps® is also a licensed developer on both Google Play and Amazon Appstore for Android. LifeApps® has distributed apps/publications on all three platforms. Moving forward LifeApps is developing new apps, and exploring new opportunities pairing apps with physical retail and e-commerce/mobile-commerce products.

LifeApps® is aggressively pushing forward on a strategy for utilizing mobile applications related to healthcare with the LifeApps Health initiative. LifeApps Health, building on the success of the LifeApps MDWorkout® mobile app platform, will bring together consumer mHealth lifestyle products, like-minded medical health organizations and medically based health and fitness research organizations to create apps. The convergence of consumer apps with medical programs and clinical research is an exciting milestone in the mHealth marketplace. LifeApps® believes that its unique position as an established market particpant in providing medically based mHealth fitness lifestyle apps will make LifeApps Health the desired partner for medical organizations who are looking for guidance, app development and distribution into the mHealth marketplace. We believe that we will drive revenues by targeting sports, health and fitness specific communities and developing a relationship with their participants, delivering lifestyle content, social networking, skills and drills training, consumer fitness devices and nutritional content across multiple platforms including, but not limited to, Apple iOS and Google Android systems. LifeApps® plans to invest in these sports, health and fitness communities through partnerships with trusted medical organizations, increasing brand awareness and delivering digital content of interest and digitally enhanced physical consumer products that enrich and improve the user’s sports, health and fitness lifestyle.

The LifeApps Health initiative has already seen results with LifeApps MDWorkout® entering into the IMS Health AppScript™ program. AppScript™ is a first-of-its-kind prescription service that allows medical health professionals the ability to prescribe mHealth apps to their patients. IMS Health rigorously reviews and tests apps before accepting them into their program.

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

The Mobile space as a whole continues to evolve. According to Gartner’s Top 10 Strategic Technology Trends for 2014, mobile devices surpassed PCs as the most common access tools for the internet in 2013.

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

In 2015 Pew Research Center issued a report of US Smartphone use. One of the many statistics reported were more than half of Smartphone owners have used their phone to get health information, and do online banking. It was also reported that 44% have used their Smartphone to look up real estate listings and 43% to look up information about a job. On November 22, 2015 Apple reported that it has shipped its 1 billionth iOS device.

According to Statista (Statistics Portal) global app downloads are projected to reach 268 billion in 2017. In 2009, worldwide app downloads were approximately 2.52 billion.

LifeApps® is also expanding its revenue generating potential through the creation of new gateway digital platforms that combine e-commerce with mobile-commerce solutions for sports, health and fitness communities, to act as conduits or meeting places for users to engage in the commerce of sports, health and fitness products and services. These gateway platforms can also be utilized and distributed across the broader base of the LifeApps® suite of products.

LifeApps® will continue to explore acquisitions of companies, developers and publishers relating to our sports, health and fitness communities. In addition, the Company will also explore consumer related products as well. Such acquisitions will be considered where the purchase can help increase our revenues, as in the previous acquisition of Sports One Group, or enable the Company to attain assets that will allow us to gain technological advances that would be more costly to develop than to purchase.

As traditional healthcare IT spending moves to mobile telemedicine, the Health market is projected to continue to grow from its current state as an emerging market into a diverse mix of healthcare services, providers, developers and researchers. The company believes that it is important to continue our development efforts in this category, however generating significant near-term revenues may prove to be challenging.

Now more than ever, people are constantly looking for ways to not only stay healthy, yet to improve their health. In fact, the Affordable Care Act encourages employer wellness programs by offering companies financial incentives and provides Medical beneficiaries with a free annual "wellness visit" as well as vaccinations and free screening for cholesterol and cancer. In September 2015 it was reported by Healthcare IT News, there were 165,000 health related mobile apps available.

LifeApps® will continue a multi-pronged approach to the mHealth fitness and sports markets. As opportunities arise from the emergence of these rapidly evolving mobile hardware and software markets LifeApps® will focus resources where they will be the most effective at growing the business and driving revenues.

Proposed Advisory Board

As more resources become available, LifeApps® plans to create an Advisory Board to help grow its business. To better understand the markets we are entering, and to make sure our products are of the highest quality and relevance to users, LifeApps® will invite professional athletes, subject matter experts, industry specialists and media and technology experts to join the Advisory Board. These individuals will sit in on Company meetings, visit trade-shows and industry events, and provide their recommendations and advice to us. Individuals will be appointed to the Advisory Board for a period of one year, and can be asked to continue serving on the Advisory Board annually.

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

LifeApps® believes that the tutorial app is the next evolution of the DVD tutorial. With the one-and-you’re-done nature of DVD production and the reliance on a relatively immobile delivery device, the DVD is becoming less relevant in today’s fast-paced mobile world. Mobile apps can deliver all of the same content plus interactivity and data processing. Mobile apps are also “always with you” on your mobile device, eliminating the need for finding something to play the content on. Users are also able to receive additional content, messages, and even advertising from within the app, adding value and convenience that the traditional video tutorial can’t deliver.

LifeApps® is building in-house apps on the LifeApps iOS Tutorial App Platform and is looking to drive Company revenues by releasing LifeApps® brands, such as MDWorkout®, and licensing and developing apps with partners utilizing this platform.

Fitness and Sports Consumer Products with Mobile Apps

We continue to seek out innovative fitness consumer products where we can replace a traditional DVD tutorial with a mobile application. To that end, we are pursuing a strategy of building our own products combined with seeking agreements with companies with whom we can partner to bring such companies’ products to market with our enhanced formats. One market in particular the Company plans to explore is the growing athletic leisure market a/k/a "athleisure". According to a October 2015 Morgan Stanley report "Global Athletic Wear: Very Bullish Five-Year Outlook". Morgan Stanley also predicts by 202, active wear will represent $83 billion in sales.

LifeApps® has established manufacturing relationships with certain companies to produce our fitness and sports products and we are building new media, e-commerce/mobile-commerce and traditional wholesale and resale distribution channels to deliver these products in our new physical-tied-to-mobile fitness packaged product format.

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

This publication is an interactive experience using the touch interface of today’s mobile devices. It also boasts HD video, audio content and HD photography. Since its inception, the magazine has attracted champions including worldwide soccer superstar David Beckham featured on our most popular cover and in an exclusive interview, Stanley Cup Champions L.A. Kings forward Brad Richardson in an exclusive interview, two time gold medalist Rachel Buehler on the first cover and in an exclusive interview, and PGA star Rickie Fowler. YouWorkout has an ever growing and extensive library of athlete interviews, photos, videos and exclusives. YouWorkout is already recognized as a leading publication by both industry professionals and consumers alike. In the past, YouWorkout was a Top 5 “What’s Hot” publication in the Apple App Store category for an amazing 16 weeks in a row, from the end of 2012 through early 2013. The back issues and YouWorkout Lifestyle continue to be available in the various app stores.

LifeApps® has built an internal and external network of journalists, photographers and creative and technical experts that will allow us to now create additional publications in new entertainment sectors. This network will enable us to publish across new platforms as they arise.

LifeApps® is looking for opportunities to monetize the YouWorkout brand outside of the magazine publication. Future new releases are dependent upon the company establishing co-publishing agreements with third party publishers and financing.

Revenue

LifeApps® intends to monetize and drive revenue across health, fitness and sports communities through a combination of its software development, e-commerce/mobile-commerce of sports apparel, consumer fitness products, mobile applications and in-app sales, subscriptions and advertising across all platforms.

LifeApps® seeks to continue a multi-pronged approach to the mHealth fitness and sports markets. As opportunities arise from the emergence of these rapidly evolving mobile hardware and software markets LifeApps® will focus resources where they will be the most effective at growing both the long-term business objectives and driving immediate revenues.

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

LifeApps Mobile App Platform

LifeApps® intends to continue to develop and license the LifeApps Mobile App Platform. We will research and seek out aligned companies with need for tutorial based apps for mobile and we will work to create new revenue through development and licensing of our presentation format for their use. We will pursue a business model of physical-tied-to-mobile fitness products, combining mobile app training with a physical retail product. Additionally, LifeApps® will continue to build and improve our own tutorial sports, health and fitness apps, such as MDWorkout®. We will be launching additional gateway apps, skills, drills and training apps, and physical-tied-to-mobile fitness products in 2015. With this new platform and the capabilities it offers, LifeApps® expects to drive revenues through app sales, in-app marketing and in-app purchases of enhanced content. MDWorkout® is now available through IMS Health AppScript allowing healthcare providers to prescribe the application.

Sports One Group

Sports One Group is our digital e-commerce wholesaler of sports apparel. Through additional apparel manufacturing partnerships, increased design and decoration services and improving the e-commerce and mobile-commerce tools for customers, LifeApps® is expanding Sports One’s presence in the promotional apparel market. We believe that by increasing customer awareness through expanding our presence at health and fitness expos and improving the customer experience we can drive the growth of Sports One sales. With enhanced e-commerce/mobile-commerce tools and Private Labeling of the Sports One catalogue with key sales partners, LifeApps® is developing a suite of tools and enhanced customer experiences that will enable the Company to scale this business through technology.

YouWorkout

YouWorkout back-issues will continue to be available in the app stores. LifeApps® is pursuing advertisers and publishing partners for future issues. LifeApps® will build out the brand so that it can be expanded through line extensions across our entire line of sports, health and fitness communities. This will allow us to boost YouWorkout’s visibility through cross-promotions across our entire customer base. The opportunity exists for LifeApps® to also serve as a publisher for other companies to enter the digital publication marketplace

Additional Areas of Interest

LifeApps® is continuing to pursue aligned product offerings in several key sports, health and fitness communities including, but not limited to, soccer, yoga and running. The Company will be opportunistic and will pursue promising opportunities when they present themselves. We will work with our associated subject matter experts to strategize, research and plan new products in these areas of interest. Certain areas in the medical industry are also appealing to the Company, plus the marketing within the athletic leisure market as well as women's health and lifestyle.

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

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

significantly greater revenues and financial resources;

stronger brand and consumer recognition regionally or worldwide;

greater experience with the digital publications and apps business model;

the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

larger installed customer bases from related platforms such as console gaming or social networking websites to which they can market and sell mobile games;

more substantial intellectual property of their own from which they can develop games without having to pay royalties;

lower labor and development costs and better overall economies of scale;

greater resources to make acquisitions;

greater platform-specific focus, experience and expertise; and

broader global distribution and presence.

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

Employees

As of December 31, 2015, we had a total of 2 employees, all of whom are full time employees.  None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Properties

Our principal executive office is located at Polo Plaza, 3790 Via De La Valle #116, Del Mar, CA 92014 and our telephone number is (858) 577-0500.  The property is currently being rented on a month to month basis at a rate of $715 per month.

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

risks that our growth strategy may not be successful; and

risks that fluctuations in our operating results will be significant relative to our revenues.

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

We have incurred significant losses since inception. As of December 31, 2015, we had an accumulated deficit of $2,522,756. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues, such as increased research and development and sales and marketing expenses related to our new apps, particularly those designed for smartphones and tablets, such as Apple’s iPhone and iPad and devices based on Google’s Android operating system. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

as platforms evolve, pre-existing code may become obsolete; and

we may encounter difficulty in developing new apps and publications or redesigning existing Apps for mobile platforms that a sufficient number of consumers will pay for or that advertisers will support.

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

users increasingly engage with competing products;

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

we fail to provide adequate customer service to users, developers, or advertisers;

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

user privacy;

taxation;

right to access personal data;

copyrights;

distribution; and

characteristics and quality of services.

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

A trading market for our Common Stock may not develop or be sustained.

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

The future trading price of our common stock may become highly volatile and could fluctuate in response to factors such as:

actual or anticipated variations in our operating results;

announcements of developments by us or our competitors;

announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

adoption of new accounting standards affecting our industry;

additions or departures of key personnel;

sales of our common stock or other securities in the open market; and

other events or factors, many of which are beyond our control.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 510,000,000 shares of capital stock consisting of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of December 31, 2015, there were 19,918,186 shares of our common stock and no shares of our preferred stock outstanding. There are 20,000,000 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, we have granted, to date, options to purchase 418,333 shares of our common stock of which 240,000 options are outstanding and exercisable.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          PROPERTIES

Our principal executive office is located Polo Plaza, 3790 Via De La Valle #116, Del Mar, CA 92014 and our telephone number is (858) 577-0500.  The property is currently being rented on a month to month basis at a rate of $715 per month.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 1, 2012, our common stock became listed for quotation on the OTC Bulletin Board, originally under the symbol “PTRV.” Our symbol changed to “LFAP” on September 12, 2012 in connection with our name change to “LifeApps Digital Media Inc.” and remained “LFAP” following our name change to “LifeApps Brands Inc.” Since December 7, 2012, our common stock has been quoted solely on the OTC Markets Group, Inc.’s marketplace.

The trading of our common stock began on March 26, 2012. The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. The prices give retroactive effect to our one-for-fifteen reverse stock split which took effect on January 7, 2016.

	High	Low

December 31, 2014	$0.638	$0.075
September 30, 2014	$0.788	$0.5265
June 30, 2014	$0.735	$0.585
March 31, 2014	$0.735	0.60

December 31, 2015	$0.0165	$0.003
September 30, 2015	$0.036	$0.012
June 30, 2015	$0.0675	$0.024
March 31, 2015	$0.135	$0.042

As of April 14, 2016 there were 19,918,186 shares of our common stock issued and outstanding, 400,000 shares issuable upon exercise of outstanding warrants and 240,000 shares issuable upon exercise of outstanding options. On that date, there were approximately 13 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we issued 1,035,333 of our common stock to an unrelated lender. These securities were issued pursuant to exemption from registration under Section 4(a)(2) of the Securities Act of 1933 based upon the recipient being an accredited investor.

During 2015, the holder of the convertible note converted an aggregate of $96,054 of the principal and accrued interest of the note. The note was converted into 6,508,500 shares of our $0.001 par value common stock.

On March 25, 2015, we entered into a debt conversion agreement with our CEO and principal stockholder, Robert Gayman. The agreement provided Mr. Gayman with the right to convert $31,250 owed to him for working capital loans made to the Company for 1,666,667 restricted shares of our common stock. The conversion price was based on the following formula - equal to the lesser of $1.02 or 60% of the lowest trade price in the 25 trading days previous to the conversion. (In the event that Conversion Shares are not deliverable by DWAC, an additional 10% discount shall apply; if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.

On September 15, 2015, we entered into a debt conversion agreement with our director and principal stockholder, Lawrence P. Roan. The agreement provided Mr. Roan with the right to convert $55,000 owed to him for working capital loans made to the Company for 5,641,025 restricted shares of our common stock. The conversion price used to calculate the number of Conversion Shares was set at $0.0098 based on the following formula: the conversion price will be equal to the lesser of $1.02 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 25, 2015, we entered into a conversion agreement with our Chief Executive Officer/Shareholder (“CEO”). The agreement provides the CEO with the right to convert amounts owed to him at a conversion price equal to the lesser of $1.02 or 60% of the lowest trade price in the 25 trading days previous to the conversion. (In the event that Conversion Shares are not deliverable by DWAC, an additional 10% discount shall apply; if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.)

On March 25, 2015, the CEO converted $31,250 of the amount owed to him into 1,666,667 shares of our common stock, $0.001 par value per share.

On September 15, 2015, we entered into a debt conversion agreement with our director and principal stockholder, Lawrence P. Roan. The agreement provided Mr. Roan with the right to convert $55,000 owed to him for working capital loans made to the Company for 5,641,025 restricted shares of our common stock. The conversion price used to calculate the number of Conversion Shares was set at $0.0098 based on the following formula: the conversion price will be equal to the lesser of $1.02 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

On September 15, 2015, our director and principal stockholder converted $55,000 of the amount owed to him into 5,641,025 shares of our common stock $0.001 par value.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Overview

LifeApps Brands Inc. is an emerging growth company and developer and designer of applications, medical and fitness products, new media, digital magazines, publications, and next-generation social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates mobile apps, digital magazines, publications, fitness training devices, web, social media and internet TV to engage consumers in multiple areas of sports, health, fitness and entertainment interests including medical, yoga, golf, tennis, running, soccer, cycling, and other health, fitness and sports topics.

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

Plan of Operations

LifeApps is aggressively pushing forward on a strategy for utilizing mobile applications related to healthcare with the LifeApps Health initiative. LifeApps Health, building on the success of the LifeApps MDWorkout® mobile app platform, will bring together consumer mHealth lifestyle products, like-minded medical health organizations and medically based health and fitness research organizations to create apps. The convergence of consumer apps with medical programs and clinical research is an exciting milestone in the mHealth marketplace. LifeApps believes that its unique position as an established market participant in providing medically based mHealth fitness lifestyle apps will make LifeApps Health the desired partner for medical organizations who are looking for guidance, app development and distribution into the mHealth marketplace. We believe that we will drive revenues by targeting sports, health and fitness specific communities and developing a relationship with their participants, delivering lifestyle content, social networking, skills and drills training, consumer fitness devices and nutritional content across multiple platforms including, but not limited to, Apple iOS and Google Android systems. LifeApps plans to invest in these sports, health and fitness communities through partnerships with trusted medical organizations, increasing brand awareness and delivering digital content of interest and digitally enhanced physical consumer products that enrich and improve the user’s sports, health and fitness lifestyle.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of December 31, 2015, we have incurred losses of $2,553,537. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Year ended December 31, 2015 Compared to the Year ended December 31, 2014

(References to 2015 and 2014 are to the years ended December 31, 2015 and 2014 respectively, unless otherwise specified.)

Revenues for 2015 and 2014 were $139,660 and $325,756, respectively. Revenues are primarily from the sale of sports apparel and health and fitness products. We continued to publish our YouWorkout digital magazine. The magazine may be purchased on-line as a single issue or as a subscription.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for 2015 and 2014 was $115,600 (82.77%) and $273,137 (83.85%), respectively. This resulted in a gross profit for 2015 and 2014 of $24,060 (17.23%) and 52,619 (16.15%), respectively. Costs were primarily the cost of products sold

The following is a breakdown of our selling, general and administrative expenses for 2015 and 2014:

	2015	2014	Difference
Personnel costs	$168,464	$187,269	$(18,805)
Professional fees	75,160	104,163	(29,003)
Marketing, and promotion advertising	11,527	38,485	(26,958)
Stock Related expenses	1,547	16,677	(15,130)
Equity based payments	-	14,876	(14,876)
Research and development	7,797	14,237	(6,440)
Travel and entertainment	1,119	13,416	(12,297)
Rent expense	6,751	6,830	(79)
Other expenses	30,604	63,618	(33,014)
	$302,969	$459,571	$(156,602)

Personnel cost decreased $18,805 (10.04%) from $187,269 in 2014 to $168,464 in 2015 primarily due to staff reduction.

Professional fees decreased $29,003 (27.84%) from $104,163 for 2014 to $75,160 in 2015 primarily due to reduced amount of events requiring such services.

Marketing expenses decreased $26,958 (70.05%) from $38,485 for 2014 to $11,527 in 2015 primarily due to reduced trade show and public relations expenditures.

Stock related expenses decreased $15,130 (90.72%) from $16,677 in 2014 to $1,547 in 2015 primarily due to reduced professional services.

No options were granted in 2015 and 2014.

Amounts charged to expense for the options granted to employees and non-employees was $0 and $14,237 for 2015 and 2014, respectively.

Research and development includes website and applications development costs. Research and development expenses decreased $6,440 (45.23%) from $14,237 for 2014 to $7,797 for 2015 primarily due to reduced costs of website development. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment decreased $12,297 (91.66%) from $13,416 in 2014 to $1,119 for 2015 primarily due to cost reduction efforts.

The decrease in rent expense of $79 (1.16%) from $6,830 in 2014 to $6,751 not significant.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $317,261 and $455,619 for 2015 and 2014, respectively.

We value the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. We recognized $138,619 of loss and $12,683 of gain for the change in value of the derivative for 2015 and 2014, respectively.

Interest expense for the year ended December 31, 2015 was $48,926 and includes $8,671 of amortization of original issue discount, $29,964 of amortization of debt discount, and $10,293 of accrued interest. Interest expense for the year ended December 31, 2014 was $138,933 and included origination interest on the derivative liability of $95,408, $4,143 of amortization of original issue discount, $32,110 of amortization of debt discount, and $7,272 of accrued interest.

At December 31, 2014 we determined that our inventory was slow moving and overvalued and accordingly we wrote-down its value. No additional adjustments were made to the value of our inventory in 2015.

We had net losses of $615,768 and $668,095 for 2015 and 2014, respectively.

Liquidity and Capital Resources

Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of December 31, 2015, we had a working capital deficit of $450,517 as compared to a working capital deficit of $263,319 at December 31, 2014.

During the year ended December 31, 2015, operations used cash of $114,413 as compared to cash of $161,812 for the year ended December 31, 2014.

There was no investing activity during the years ended December 31, 2015 and 2014.

During the year ended December 31, 2015 financing activities provided cash of $99,440. During the year ended December 31, 2014 financing activities provided cash of $144,877.

During 2015 related parties provided a net amount of $99,440 in cash to finance the company. Additionally, the company made an accrual of officer salaries in the amount of $150,000.

During 2014, we executed a Promissory Note and received three draws totaling $135,000. The note was fully converted into 6,508,500 shares of our common stock. The Note was originally due March 17, 2016 and provided for an original issue discount of $15,185, which will be amortized over 24 months, and face interest rate of 12% per annum. The Lender had the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increased, with the consent of the lender to $445,000.

During 2014 related parties provided $159,877 which includes accruing salaries to our CEO but not paying them.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of September 20, 2012:

Name	Age	Title

Robert R. Gayman	55	Chief Executive Officer, President and Director

Arnold Tinter	70	Chief Financial Officer, Treasurer, Secretary and Director

Howard Fuller	52	Director

Lawrence Patrick Roan	56	Director

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

Arnold Tinter, Chief Financial Officer, Treasurer, Secretary, Director

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary on September 20, 2012.  Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President.  Corporate Finance Group, Inc. is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation.  Mr. Tinter provides Chief Financial Officer (“CFO”) services to a number of public companies, including LifeApps Brands Inc., Barfresh Food Group Inc., and Peak Pharmaceuticals, Inc. From 2006 to 2010 Mr. Tinter provided CFO services to Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation.  From May 2001 to May 2003, he served as CFO of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990, Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, and retail industries.  In addition to the Company, Mr. Tinter currently serves as a director of Barfresh food Group Inc., a public company.  Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a certified public accountant in Colorado and New York.

Based upon Mr. Tinter’s years of experience as a certified public accountant and a financial consultant as described above, including his service to a number of public companies, we believe that Mr. Tinter has the specific experience, qualifications, attributes and skills necessary to serve as our Chief Financial Officer and a member of our Board of Directors.

Lawrence Patrick Roan, Director

Lawrence Patrick Roan is a National Account Manager for Ultra Flex Packaging Corporation in their Southwest region. He has over twenty years of sales and marketing experience in the commercial printing and consumer packaging business.

Mr. Roan was previously with Exopack, LLC, as a National Account Manager for their consumer plastics business. He managed high volume national accounts as well as key developmental market accounts, and was responsible for transitioning customers with multiple manufacturing sites throughout the U.S. He is a graduate of the University of Iowa and resides in Southern California.

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

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committees

The Company currently has not established any committees of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, other than as described above, no security holders have made any such recommendations.  The entire Board of Directors performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time.  The entire Board of Directors oversees our audits and auditing procedures.  The Board of Directors has at this time not determined whether any director is an “audit committee financial expert” within the meaning of Item 407(d)(5) for SEC regulation S-K.

Board of Directors and Corporate Governance

Our Board of Directors consists of four (4) members. On the Closing of the September 20, 2012 Merger, Andrew Listerman and Jon Albaugh, members of Pubco’s Board of Directors, resigned, and simultaneously therewith, Robert Gayman, Arnold Tinter and Howard Fuller were appointed. Lawrence Patrick Roan was appointed as a member of our Board of Directors on September 15, 2015 to fill the vacancy created by the increase in the size of the Board of Directors to four members, effective as of that date.

Board Independence

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

The Board of Directors expects to continue to evaluate whether and to what extent the members of the Board are independent. The Company intends to appoint persons to the Board who will meet the corporate governance requirements imposed by a national securities exchange. Therefore, the Company expects that a majority of its directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of SEC rules.

We believe that Mr. Fuller is currently an “independent” director as that term is defined by the listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards for audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Advisory Board

LifeApps expects to create and name members to an Advisory Board during our 2016 fiscal year. To better understand the markets we are entering into, and to make sure our products are of the highest quality and relevance to users, LifeApps will invite professional athletes and industry specialists to join an Advisory Board. These individuals will occasionally sit in on Company meetings, visit trade-shows and industry events, and provide their recommendations and advice to the Company. Individuals will be assigned to the Advisory Board for a period of one year, and can be asked to continue serving on the Advisory Board annually.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written Code of Ethics. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our Chief Executive Officer, c/o LifeApps Brands Inc., Polo Plaza, 3790 Via De La Valle, #116E, Del Mar, CA 92014.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2015, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, satisfied their Section 16(a) filing requirements although Robert Gayman and Lawrence Patrick Roan filed reports on a late basis.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2015 and 2014 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2015; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2015 who received annual compensation during the fiscal year ended December 31, 2015 in excess of $100,000; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2015 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2015.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Gayman, CEO	2015	$150,000	0	0	0	0	0	0	$150,000
	2014	$150,000	0	0	0	0	0	0	$150,000

Employment Agreements

On September 20, 2012, Robert Gayman, our CEO, entered into an employment contract, the significant terms of which are as follows:

period of employment is twenty-four (24) months and may be automatically extended for annual periods thereafter;

annual base salary of $150,000 per annum;

annual bonus at such time and in such amount as may be determined by the Board of Directors; and

participation in 2012 Equity Incentive Plan as determined by the Board of Directors.

On September 20, 2015, the employment period under Mr. Gayman’s employment contract automatically renewed until September 20, 2016.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2015

Pursuant to the 2012 Equity Incentive Plan, on December 24, 2012, the Board of Directors authorized the issuance of 56,667 3-year options to purchase shares of our common stock to Robert Gayman our Chief Executive Officer and 16,667 3-year options to Arnold Tinter our Chief Financial Officer. One third of the options vested on that date and one third vested on each of the six month and one year anniversaries of the date of grant. The exercise price of the options was equal to the fair value of our common stock on the date of grant.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 14, 2016, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o LifeApps Brands Inc., 10636 Scripps Summit Court Suite 166, San Diego, CA 92131.

Title of Class:  Common Stock

Name and Address of Beneficial Owner	Amountand Nature of Beneficial Ownership(1)		Percentage of Class (2)

Robert Gayman	4,289,999	(2)	21.48%
Arnold Tinter	73,333	(3)	* %
Howard Fuller	26,667	(4)	*
Lawrence Patrick Roan	5,661,025		28.48
All directors and executive officers as a group (3 persons)	10,051,024		50.40%

*Less than 1%

Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed, which includes shares of common stock that such persons have the right to acquire within 60 days from April 14, 2016.

(1) Percentages are based upon 19,918,186 shares of our common stock outstanding as of April 14, 2016.

(2) Includes 56,667 shares of our common stock that may be issued to Mr. Gayman within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan.

(3) Includes 6,667 shares of our common stock that may be issued to Mr. Tinter within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan.

(4) Includes 6,667 shares of our common stock that may be issued to Mr. Fuller within 60 days upon exercise of incentive stock options granted under our 2012 Equity Incentive Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 10, 2012, our Board of Directors and stockholders owning a majority of our outstanding shares adopted our 2012 Equity Incentive Plan. A total of 666,667 shares of our common stock were originally reserved for issuance under the 2012 Plan but effective December 31, 2015, this amount was increased to 20,000,000 (post-split basis). If an incentive award granted under the 2012 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	615,000	$0.57	19,385,000
Equity compensation plans not approved by securities holders	—	—	—

Total	615,000	0.57	19,385,000

As of December 31, 2015, we have authorized for issuance stock options under the 2012 Plan to employees to purchase an aggregate of 20,000,000 (post-split basis) shares of our common stock. Of these 2012 Plan options, (i) three-year options for 133,333 shares, with an exercise price of $1.05 per share, have been granted and (ii) three-year options for 265,000 shares, with an exercise price of $0.57 per share, have been granted. During the year ended December 31, 2015 an aggregate of 90,000 expired.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

2012 Equity Incentive Plan

The Board of Directors and stockholders owning a majority of our outstanding shares adopted the 2012 Equity Incentive Plan (the “2012 Plan”) on September 10, 2012. A total of 20,000,000 shares of our common stock are reserved for issuance under the 2012 Plan.  If an incentive award granted under the 2012 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Plan.

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

Employment Agreement

On September 20, 2012, Robert Gayman, our CEO, entered into an employment contract, the significant terms of which are as follows:

period of employment is twenty-four (24) months, which may be extended for additional annual periods;

annual base salary of $150,000 per annum;

annual bonus at such time and in such amount as may be determined by the Board of Directors; and

participation in 2012 Equity Incentive Plan as determined by the Board of Directors.

On September 20, 2015, Mr. Gayman’s employment contract was automatically renewed until September 20, 2016.

During the year ended December 31, 2015, Mr. Gayman advanced the Company $33,740 to pay operating expenses and was reimbursed $12,300. In addition, he did not receive $150,000 of his salary, which has been accrued on the Company’s financial statements.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fee Category	Fiscal year ended December 31, 2015	Fiscal year ended December 31, 2014

Audit fees (1)	$25,581	$44,199
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$25,581	$44,199

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated as of September 20, 2012 by and among Registrant, LifeApps Acquisition Corp., and LifeApps Inc. (1)
2.2	2.2	Articles of Merger dated as of September 20, 2012 for the merger of LifeApps Acquisition Corp. into LifeApps Inc. (1)
2.3	2.1	Asset Acquisition Agreement Among the Registrant, LifeApps Inc. and Edward D. Laffey dated March 29, 2013 (4)
3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant dated August 23, 2012 (1)
3.2	3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant dated December 31, 2015 (7)
3.3	3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2012 (2)
4.1	4.1	Form of Investor Warrant issued the investors in the September 2012 Private Placement Offering (1)

Exhibit No.	SEC Report Reference No.	Description
10.1	10.1	Split-Off Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp., and Andrew Listerman (1)
10.2	10.2	General Release Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp. and Andrew Listerman (1)
10.3	10.3	Form of Subscription Agreement between Registrant and the investors in the Private Placement Offering (1)
10.4	10.4	Subscription Escrow Agreement dated August 27, 2012, by and among the Registrant and Gottbetter & Partners, LLP (1)
10.5	10.5	Employment Agreement dated September 20, 2012 between Registrant and Robert R. Gayman (1)
10.6	10.6	Registrant’s 2012 Equity Incentive Plan (1)
10.7	10.7	Form of Lock-Up Agreement (1)
10.8	10.8	Mobile App Agreement between LifeApps and Rachel Buehler dated May 7, 2012 (1)
10.9	10.9	Debt Conversion Agreement by and between the Registrant and Robert Gayman dated March 25, 2015 (6)
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter, dated November 5, 2012, from Li & Company, P.C. (3)
16.2	16.2	Letter dated September 17, 2014, from Eide Bailly LLP (5)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Schema Document***
101.CAL	*	XBRL Calculation Linkbase Document***
101.DEF	*	XBRL Definition Linkbase Document***
101.LAB	*	XBRL Label Linkbase Document***
101.PRE	*	XBRL Presentation Linkbase Document***

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

(5)         Filed with the Securities and Exchange Commission on September 19, 2014 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 15, 2014, which exhibit is incorporated herein by reference

(6)         Filed with the Securities and Exchange Commission on April 3, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 25, 2015, which exhibit is incorporated herein by reference

(7)         Filed with the Securities and Exchange Commission on January 7, 2016 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated December 31, 2015, which exhibit is incorporate herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEAPPS BRAND INC.

Dated: April 14, 2016	By:	/s/ Robert Gayman
	Name:	Robert Gayman
	Title:	Chief Executive Officer

Dated: April 14, 2016	By:	/s/ Arnold Tinter
	Name:	Arnold Tinter
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Gayman	Chief Executive Officer (Principal Executive Officer) and Chairman of	April 14, 2016
Robert Gayman	the Board of Directors

/s/ Arnold Tinter	Chief Financial Officer (Principal	April 14, 2016
Arnold Tinter	Financial and Accounting Officer)

/s/ Howard Fuller	Director	April 14, 2016
Howard Fuller

LIFEAPPS BRAND INC.

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LifeApps Brands Inc. (formerly LifeApps Digital Media Inc.)

Del Mar, CA

We have audited the accompanying consolidated balance sheets of LifeApps Brands Inc. (formerly LifeApps Digital Media Inc.) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeApps Brands Inc. (formerly LifeApps Digital Media Inc.) as of December 31, 2015 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

April 14, 2016

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

/s/ Cutler & Co.

Wheat Ridge, CO 80033

April 15, 2015

LifeApps Brands Inc.

(formerly: LifeApps Digital Media, Inc.)

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Current assets:
Cash	$4,968	$19,941
Accounts receivable	-	3,652
Other current assets	940	345
Total current assets	5,908	23,938
Fixed assets, net of depreciation	649	3,206
Intangible asset, net of amortization	10,274	46,069
Total Assets	$16,831	$73,213

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$126,871	$120,893

Amounts due to related parties	329,554	166,364
Total current liabilities	456,425	287,257
Convertible notes payable, net of debt discount	-	10,120
Derivative liability on long term convertible note payable	-	63,564
Total liabilities	456,425	360,941

Stockholders' (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized none issued or outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 19,918,186 and 6,102,000 shares issued and outstanding, as of December 31, 2015 and 2014, respectively	19,918	6,102
Additional paid in capital	2,063,244	1,613,158
Accumulated (deficit)	(2,522,756)	(1,906,988)
Total stockholders’ (deficit)	(439,954)	(287,728)
Total Liabilities and Stockholders’ (Deficit)	$16,831	$73,213

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

(formerly: LifeApps Digital Media, Inc.)

Consolidated Statements of Operations

For the Years Ended December 31, 2015 and 2014

	2015	2014
Revenue	$139,660	$325,756
Cost of revenue	115,600	273,137
Gross profit (loss)	24,060	52,619
Operating expenses:
General and administrative	302,969	459,571
Depreciation and amortization	38,352	38,667
Total operating expenses	341,321	498,238
Operating loss	(317,261)	(445,619)
Other (income) and expenses:
Inventory write-down	-	96,492
Change in derivative liability	138,619	(12,683)
Financing related costs – related parties	110,962	-
Interest (income) expense, net	48,926	138,667
Total other (income) and expense	298,507	222,476
Loss before income taxes	(615,768)	(668,095)
Provision for income taxes	-	-
Net (loss)	$(615,768)	$(668,095)

Per share information - basic and fully diluted:
Weighted average shares outstanding	13,072,129	5,190,605

Net (loss) per share	$(0.05)	$(0.13)

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

(formerly: LifeApps Digital Media, Inc.)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2014	5,066,667	$5,067	$1,419,551	$(1,238,893)	$185,725
Equity based compensation	-	-	14,876	-	14,876
Conversion of debt	1,035,333	1,035	178,731	-	179,766
Net loss for the year ended December 31, 2014	-	-	-	(668,095)	(668,095)
Balance, December 31, 2014	6,102,000	6,102	1,613,158	(1,906,988)	(287,728)
Conversion of debt – convertible debt	6,508,500	6,508	260,182	-	266,690
Conversion of debt – related party	7,307,686	7,308	189,904		197,212
Net loss for the year ended December 31, 2015	-	-	-	(615,768)	(615,768)
Balance, December 31, 2015	19,918,186	$19,918	$2,063,244	$(2,522,756)	$(439,594)

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2104

	2015	2014
Cash flow from operating activities:
Net income (loss)	$(615,768)	$(668,095)
Adjustments to reconcile net income (loss ) to net cash used in operating activities
Depreciation	2,557	2,557
Amortization	35,795	36,110
Equity based compensation	-	14,876
Financing related costs – convertible debt	193,007	118,450
Financing related costs – related party	110,961	-

Write-down of inventory	-	96,492
Officer salary accrual	150,000	150,000
Changes in operating assets and liabilities:
Accounts receivable	3,652	(399)
Inventory	-	42,460
Other current assets	(595)	3,127
Accounts payable	5,977	42,610

Net cash used in operations	(114,414)	(161,812)

Cash flow from financing activities:
Issuance of convertible notes for cash	-	135,000
Shareholders advances	111,740	36,877
Shareholder repayment	(12,300)	(27,000)
Net cash(used) provided by financing activities	99,440	144,877

Net (decrease) increase in cash	(14,974)	(16,935)
Cash at beginning of period	19,941	36,876
Cash at end of period	$4,968	$19,941

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of notes payable to common stock	$96,054	$72,156
Conversion of related party loans to common stock	$86,250	$-

See the accompanying notes to the consolidated financial statements.

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Brands Inc., including its subsidiaries.

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

These changes became effective during the quarter ended December 31, 2015. The changes have been reflected in the foregoing financial statements and notes thereto as if the exchange had occurred in the earliest period presented.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of 2,522,756. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

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

Our financial instruments consist of cash, short-term trade receivables, prepaid expenses, payables, accruals and convertible notes payable. The carrying values of cash and cash equivalents, short-term trade receivables, prepaid expenses, payables, and accruals approximate fair value because of the short term maturities of these instruments.

Accounts Receivable

A significant majority of our sales are through credit cards and other electronic payment methods. When we do grant credit to our customers it is generally in the form of short term accounts receivables, normally due in 30 days. The credit worthiness of the customer is evaluated prior to the sale. As of the year ended December 31, 2015 all of our accounts receivable were fully reserved. Bad debt expense for the years ended December 31, 2015 and 2014 amounted to $3,812 and $10,439, respectively.

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

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the years ended December 31, 2015 and 2014. Research and development expenses amounted to $7,797 and $14,237 for years ended December 31, 2015 and 2014, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $4,388 and $38,475 for the years ended December 31, 2015 and 2014, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $6,751 and $6,830 for the years ended December 31, 2105 and 2014, respectively.

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

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

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

For the years ended December 31, 2015 and 2014 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2015 and 2014, and the outstanding stock options and warrants are anti-dilutive.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2015 and will be evaluated as to impact and implemented accordingly.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Cost . The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Early application is permitted, and upon adoption, ASU 2015-03 should be applied on a retrospective basis.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out (“FIFO”) or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements.

Note 3. Fixed Assets

At December 31, 2015 and 2014, fixed assets consisted of the following:

	2015	2014
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(7,021))	(4,464)
	$649	$3,206

The amount charged to depreciation expense furniture and equipment was $2,557 for each of the years ended December 31, 2015 and 2014.

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

Note 4. Intangible Assets

At December 31, 2015 and 2014, intangible assets consist of the following:

	2015	2014
Internet domain names	$58,641	$58,641
Less accumulated amortization	(55,062)	(38,851)
	$3,580	$19,790

Website and data bases	$56,050	$56,050
Less accumulated amortization	(51,380)	(32,696)
	$4,670	$23,354

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(2,475)	(1,575)
	$2,025	$2,925

Total intangibles	$119,191	$119,191
	(108,917)	(73,123)
	$10,274	$46,069

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

The amount charged to amortization expense for all intangibles was $35,795 and $36,110 for the years ended December 31, 2015 and 2014, respectively.

Estimated future amortization expense related to the intangibles as of December 31, 2015 is as follows:

Year Ended December 31,
2016	9,149
2017	900
2018	225
$10,274

Note 5. Amounts Due Related Parties

Parties, which can be a corporation or an individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Amount due related party represents cash advances, salary accruals and amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at December 31, 2015 and 2014, was $329,554 and $166,364, respectively. Salary accruals for each year amounted to $150,000 and net cash advances amounted to $99,440 and $9,877, respectively for the years ended December 31, 2015 and 2014.

On March 25, 2015, we entered into a debt conversion agreement with our CEO and principal stockholder. The agreement provided the CEO with the right to convert $31,250 owed to him for working capital loans made to the Company for 1,666,667 restricted shares of our common stock. The conversion price was based on the following formula - equal to the lesser of $1 .02 or 60% of the lowest trade price ($0.0025) in the 25 trading days previous to the conversion. (In the event that Conversion Shares are not deliverable by DWAC, an additional 10% discount shall apply; if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.) The conversion price as calculated was $0.01875 per share (post-split basis). We recognized a loss on conversion of $47,500, the difference between the conversion price and the closing trading price on the date of the conversion.

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

On September 15, 2015, we entered into a debt conversion agreement with a director and stockholder. Between August 6, 2014 and September 10, 2015, the director loaned the Company a total of $55,000 (the “Loan Amount”) for working capital purposes. On September 15, 2015, the Board resolved that the director be granted the right to convert the Loan Amount into 5,641,026 shares (the “Conversion Shares”) of the Company’s common stock in accordance with the provisions of the Debt Conversion Agreement. The conversion price used to calculate the number of Conversion Shares was set at $0.00975 (post-split basis) based on the following formula: the conversion price will be equal to the lesser of $1.02 or 60% of the lowest trade price in the 25 trading days prior to the conversion. Because the Conversion Shares are not deliverable by DWAC, an additional 10% discount applies to the calculation. Following issuance of the Conversion Shares, the director owns 28.3% of the 19,918,186 outstanding shares of the Company’s common stock. We recognized a loss on conversion of $63,462, the difference between the conversion price and the closing trading price on the date of the conversion.

The maximum amount owed to related parties during the years ended December 31, 2015 and 2014 were $329,554 and $166,364 respectively.

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

We valued the derivative liability and at the end of each accounting period the difference in value is recognized as gain or loss. At June 30, 2015 (the final accounting period during which the liability was outstanding), we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.96 years to maturity, risk free interest rate of 0.56% and annualized volatility of 167%. We recognized $138,619 of expense and $12,683 of income for the change in value of the derivative for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the lender converted $96,054 of the principal and accrued interest of the Note into 6,508,500 shares of our $0.001 par value common stock and, as a result of this conversion, the Note along with accrued interest has been repaid in full and is no longer outstanding. During 2014, the Lender converted $72,156 of the principal of the Note into 1,035,333 shares of our $0.001 common stock.

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

The balance at December 31, 2014 was comprised of:

Convertible notes payable	$78,029
Unamortized original issue discount and debt discount	(67,909)
$10,120

Interest expense for the year ended December 31, 2015 was $48,926 and includes $8,671 of amortization of original issue discount, $29,964 of amortization of debt discount, and $10,293 of accrued interest. Interest expense for the year ended December 31, 2014 was $138,667 and includes origination interest on the derivative liability of $95,408, $4,271 of amortization of original issue discount, $31,452 of amortization of debt discount, and $7,536 of accrued interest.

Note 7. Stockholders’ Equity

During the year ended December 31, 2015 we issued 13,816,186 shares of common stock as a result of conversion of debt. As more fully described in Notes 5 and 6 above, of the shares issued, 6,508,500 were to an unrelated note holder and 7,307,686  were to officers and/or directors of the Company.

During the year ended December 31, 2014, the holder of the convertible note converted $72,156 of the principal. The note was converted into 1,035,333 shares of our $0.001 par value common stock. The conversion was valued at $179,766, based on the relative amount of the conversion as compared to the Original Issue Discount, the debt discount and the derivative liability value. We recorded $1,035 as common stock and additional paid in capital $178,731.

In addition, $14,876 in equity based compensation expense for the year ended December 31, 2014 was credited to additional paid in capital.

Note 8. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provided for the issuance of up to 666,667 shares of our common stock. During October 2015 the Board of Directors amended the plan to increase the number of shares issuable under the LifeApps Digital Media Inc. 2012 Equity Incentive Plan to 20,000,000, on a post-Reverse Stock Split basis. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 418,333 shares of our common stock. Subsequent to the grant 20,000 options were cancelled. All options were granted prior to the year ended December 31, 2015. The options vested from three months to one year. The option all had a term of three years. The fair value of the options previously granted, $215,628, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	117%
Risk Free interest rate	0.36 - 0.48%
Dividend yield (on common stock)	-

Amounts charged to expense for the options granted to employees and non-employees for the year ended December 31, 2014 was $14,876. There was no stock based compensation expense recorded for the year ended December 31, 2015 as the options were fully vested during 2014.

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2015	330,000	$0.705	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	90,000	$1.05	-	-
Outstanding December 31, 2015	240,000	$0.57	.43	-
Exercisable December 31, 2015	240,000	$0.57	.43	-

There will be no additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2015	1,025,000	$0.87	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	650,000	$.07	-	-
Outstanding December 31, 2015	375,000	$0.57	.43	$-
Exercisable December 31, 2015	375,000	$0.57	.43	$-

There will be no additional compensation expense recognized in future periods.

Note 9. Outstanding Warrants

There were no warrants issued during the years ended December 31, 2015 or 2014. The following is a summary of outstanding warrants as of December 31, 2015:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	400,000	$15.00	2.28	$-

The warrants expire on September 20, 2017.

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

Note 10. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2015 and 2014, is summarized below:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(139,000)	(149,500)
State	(22,500)	(24,200)
Total deferred	(161,500)	(173,700)
Increase in valuation allowance	161,500	173,700
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2015 and 2014 are as follows:

	2015	2014
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(39.5)%	(39.5)%
	0.0%	0.0%

Components of the net deferred income tax assets at December 31, 2015 and 2014 were as follows:

	2015	2014
Net operating loss carryovers	$501,100	$339,600
Valuation allowance	(501,100)	(339,600)
	$-	$-

In accordance with ASC 740, at December 31, 2015 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $663,700.

As of December 31, 2015 we had cumulative net operating loss carry forwards of $1,268,500 which expire from 2032 through 2035.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

LifeApps Brands Inc.

(formerly LifeApps Digital Media, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(Continued)

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

No customers accounted for more than 10% of our revenues in the years ended December 31, 2015 and 2014.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

