Form 10-Q
period 2016-03-31
LIFEAPPS BRANDS INC.
filed 2016-05-23
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 20, 2016 there were issued and outstanding 20,515,731 shares of Common Stock, $0.001 par value.

LIFEAPPS BRAND INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

2

LIFEAPPS BRAND INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LifeApps Brands Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Current assets:
Cash	$2,321	$4,968
Other current assets	940	940
Total current assets	3,261	5,908
Fixed assets, net of depreciation	42	649
Intangible asset, net of amortization	1,855	10,274
Total Assets	$5,158	$16,831

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$117,632	$126,871
Amount due to related party	382,053	329,554
Total current liabilities	499,685	456,425

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,515,731 and 19,918,186 shares issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively	20,515	19,918
Additional paid in capital	2,070,705	2,063,244
Accumulated (deficit)	(2,585,747)	(2,522,756)
Total stockholders’ (deficit)	(494,527)	(439,594)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,158	$16,831

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenue	$6,588	$61,317
Cost of revenue	6,456	40,844
Gross profit (loss)	132	20,473
Operating expenses:
General and administrative	54,096	113,322
Depreciation and amortization	9,027	9,667
Total operating expenses	63,123	122,989
Operating loss	(62,991)	(102,516)
Change in derivative liability	-	134,895
Financing related costs – related parties	-	47,500
Interest (income) expense, net	-	14,631
Total other (income) and expenses	-	197,026
Loss before income taxes	(62,991)	(299,542)
Provision for income taxes	-	-
Net (loss)	$(62,991)	$(299,542)

Per share information - basic and fully diluted:
Weighted average shares outstanding	13,072,129	6,676,672

Net (loss) per share	$(0.00)	$(0.04)

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Net cash used in operations	$(17,647)	$(33,114)

Cash flow from investing activities:
Net Cash used in investing activities	-	-

Cash flow from financing activities:
Shareholder advances	15,000	23,500
Repayments of advances from related party	-	(1,800)
Net cash provided by financing activities	15,000	21,700

Net (decrease) in cash	(2,647)	(11,414)
Cash at beginning of period	4,968	19,941
Cash at end of period	$2,321	$8,527

Non-cash financing activities:
Conversion of accounts payable to common stock	$8,058	$-

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Digital Media Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at March 31, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2016 and 2015 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2015.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of 2,585,747. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Financial Instruments

The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated their carrying value as generally their interest rates reflected our effective annual borrowing rate.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Fair Value Measurements:

Our financial instruments consist of cash, short-term trade receivables, prepaid expenses, payables, accruals and convertible notes payable. The carrying values of cash and cash equivalents, short-term trade receivables, prepaid expenses, payables, and accruals approximate fair value because of the short term maturities of these instruments.

Accounts Receivable

A significant majority of our sales are through credit cards and other electronic payment methods. When we do grant credit to our customers it is generally in the form of short term accounts receivables, normally due in 30 days. The credit worthiness of the customer is evaluated prior to the sale. As of March 31, 2016 all of our accounts receivable were fully reserved. There was no bad debt expense recorded during the three month periods ended March 31, 2016 and 2015.

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

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Fixed Assets

Fixed assets consists of furniture and equipment and are stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight line basis over the estimated useful lives of the assets. The estimated useful lives used for financial statement purposes is 3 years.

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the periods ended March 31, 2016 and 2015. Research and development expenses amounted to $0 and $7,797 for three months ended March 31, 2016 and 2015, respectively. Research and development expenses were included in general and administrative expenses.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $130 and $1,939 for the three months ended March 31, 2016 and 2015, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $2,145 and $2,064 for the for three months ended March 31, 2016 and 2015, respectively.

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

For the for three months ended March 31, 2016 and 2015 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the for three months ended March 31, 2016 and 2015, and the outstanding stock options and warrants are anti-dilutive.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the recently issued standards that are not yet effective will not have an impact on our results of operations and financial position.

Note 3. Fixed Assets

At March 31, 2016 and December 31, 2015, fixed assets consisted of the following:

	2016	2015
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(7,628)	(7,021)
	$42	$649

The amount charged to depreciation expense for furniture and equipment was $607 and $639 for the three months ended March 31, 2016 and 2015, respectively.

Note 4. Intangible Assets

At March 31 2016 and December 31, 2015, intangible assets consist of the following:

	2016	2015
Internet domain names	$58,641	$58,641
Less accumulated amortization	(58,586)	(55,062)
	$55	$3,580

Website and data bases	$56,050	$56,050
Less accumulated amortization	(56,050)	(51,380)
	$-	$4,760

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(2,700)	(2,475)
	$1,800	$2,025

Total intangibles	$119,191	$119,191
	(117,336)	(108,917)
	$1,855	$10,274

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

The amount charged to amortization expense for all intangibles was $8,419 and $9,027 for the three months ended March 31, 2016 and 2015, respectively.

Estimated future amortization expense related to the intangibles as of March 31, 2016 is as follows:

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Year Ended December 31,
2016	730
2017	900
2018	225
$1,855

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

Amount due to related parties represent cash advances, salary accruals and amounts paid on our behalf by officers and shareholders of the Company. These advances are non-interest bearing, short-term in nature and due on demand. The balance at March 31, 2016 and December 31, 2015, was $382,053 and $329,554, respectively. Salary accruals for each period amounted to $37,500 and net cash advances amounted to $15,000 and $21,700, respectively for the three months ended March 31, 2016 and 2015.

On March 25, 2015, we entered into a debt conversion agreement with our CEO and principal stockholder. The agreement provided the CEO with the right to convert $31,250 owed to him for working capital loans made to the Company for 1,666,667 restricted shares of our common stock. The conversion price was based on the following formula - equal to the lesser of $1.02 or 60% of the lowest trade price ($0.0025) in the 25 trading days previous to the conversion. (In the event that Conversion Shares are not deliverable by DWAC, an additional 10% discount shall apply; if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit, an additional 5% discount shall apply; and in the case of both, an additional cumulative 15% discount shall apply.) The conversion price as calculated was $0.01875 per share (post-split basis). We recognized a loss on conversion of $47,500, the difference between the conversion price and the closing trading price on the date of the conversion.

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

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

We valued the conversion feature at origination of all draws at $230,408 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 1.25 to 2 years to maturity, risk free interest rate of 0.38% to 0.58% and annualized volatility of 97.34% to 146%. $135,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount portion was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $95,408 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

We valued the derivative liability at the end of each accounting period the difference in value is recognized as gain or loss. At March 31, 2015 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.96 years to maturity, risk free interest rate of 0.56% and annualized volatility of 167%. We recognized $134,895 of expense for the change in value of the derivative for the three months ended March 31, 2015.

During the three months ended March 31, 2015, the lender converted $21,294 of the principal of the Note into 555,782 shares of our $0.001 common stock. The remaining loans were fully converted to common stock during August of 2015.

Note 7. Stockholders’ Equity

During the three months ended March 31, 2015 we issued 2,222,449 shares of common stock as a result of conversion of debt. As more fully described in Notes 5 and 6 above, of the shares issued, 555,782 were to an unrelated note holder and 1,666,667 were to officers and/or directors of the Company.

During the three months ended March 31, 2016 we issued 597,545 shares of common stock in settlement of $8,058 in previously accrued legal services.

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

There was no stock based compensation expense recorded for the periods ended March 31, 2016 and 2015 as the options were fully vested during 2014 and 2015.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2016	240,000	$0.57	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding March 31, 2016	240,000	$0.57	.21	-
Exercisable March 31, 2016	240,000	$0.57	.21	-

There will be no additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2016	375,000	$0.87	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled	-	$-	-	-
Outstanding March 31, 2016	375,000	$0.87	.21	$-
Exercisable March 31, 2016	375,000	$0.87	.21	$-

There will be no additional compensation expense recognized in future periods.

Note 9. Outstanding Warrants

There were no warrants issued during the periods ended March 31, 2016 or 2015. The following is a summary of outstanding warrants as of March 31, 2016:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	400,000	$15.00	1.47	$-

The warrants expire on September 20, 2017.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and 2015

(Unaudited)

Note 10. Income Taxes

Income tax provision (benefit) for the periods ended March 31, 2016 or 2015, is summarized below:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(21,400)	(51,000)
State	(3,500)	(8,300)
Total deferred	(24,900)	(59,300)
Increase in valuation allowance	24,900	59,300
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of March 31, 2016 and 2015 are as follows:

	2016	2015
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(39.5)%	(39.5)%
	0.0%	0.0%

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

No customers accounted for more than 10% of our revenues in the periods March 31, 2016 and 2015.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2016 and March 31, 2015 and for the three months ended March 31, 2016 and 2015 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2016. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

LifeApps® is a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. LifeApps® is also a licensed developer on both Google Play and Amazon Appstore for Android. LifeApps® has distributed apps/publications on all three platforms. Moving forward, LifeApps® is developing new apps, and exploring new opportunities pairing apps with physical retail and e-commerce/mobile-commerce products.

Plan of Operation

LifeApps® is aggressively pushing forward on a strategy for utilizing mobile applications related to healthcare with the LifeApps Health initiative. LifeApps Health, building on the success of the LifeApps MDWorkout® mobile app platform, will bring together consumer mHealth lifestyle products, like-minded medical health organizations and medically based health and fitness research organizations to create apps. The convergence of consumer apps with medical programs and clinical research is an exciting milestone in the mHealth marketplace. LifeApps® believes that its unique position as an established market participant in providing medically based mHealth fitness lifestyle apps will make LifeApps Health the desired partner for medical organizations who are looking for guidance, app development and distribution into the mHealth marketplace. We believe that we will drive revenues by targeting sports, health and fitness specific communities and developing a relationship with their participants, delivering lifestyle content, social networking, skills and drills training, consumer fitness devices and nutritional content across multiple platforms including, but not limited to, Apple iOS and Google Android systems. LifeApps® plans to invest in these sports, health and fitness communities through partnerships with trusted medical organizations, increasing brand awareness and delivering digital content of interest and digitally enhanced physical consumer products that enrich and improve the user’s sports, health and fitness lifestyle.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of March 31, 2016, we have incurred losses of $2,585,747. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended March 31, 2016, compared with the respective period ended March 31, 2015

Revenues for the three months ended March 31, 2016 and 2015 were $6,588 and $61,317, respectively. Revenues for the three months ended March 31, 2016 were derived primarily from sales of sports apparel. Revenues from the three months ended March 31, 2015 were derived primarily from the sale of sports apparel and health and fitness products. The $54,729 decrease in revenues is due to a decrease in spending for marketing and increased competition.

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

Cost of revenue for the three months ended March 31, 2016 and 2015 was $6,456 (98.0%) and $40,844 (66.6%), respectively. This resulted in a gross profit (loss) for three months ended March 31, 2016 and 2015 of $132 (2.0%) and $20,473 (33.4%), respectively. Costs were primarily the cost of products sold. The decrease in gross margin is primarily due to competitive online marketing pricing.

The following is a breakdown of our selling, general and administrative expenses for the three months ended March 31, 2016 and 2015:

	Three months Ended March 31,
	2016	2015	Difference
Personnel costs	$38,047	$46,697	$(8,650)
Professional fees	2,000	22,010	(20,010)
Marketing and advertising	740	22,730	(21,990)
Travel and entertainment	-	1,645	(1,645)
Stock Related Expenses	4,498	959	3,539
Research and development	-	7,797	(7,797)
Rent	2,145	2,065	80
Other expenses	6,666	9,419	(2,754)
	$54,096	$113,322	$59,226

Professional fees decreased $20,010 (90.1%) from $22,010 for the three months ended March 31, 2015 to $2,000 for the three months ended March 31, 2016. The decrease is a result of decreased legal and accounting fees associated with the company’s financing activities.

Our marketing and advertising expenses decreased $21,990 (96.7%) from $22,730 for the three months ended March 31, 2015 to $740 for the three months ended March 31, 2016. The decrease is a result of controlling our expenditures.

Research and development includes website and applications development costs. Research and development activities were not significant during the quarters ended March 31, 2016 and March 31, 2015. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment costs were not significant during the quarters ended March 31, 2016 and 2015. Our travel was limited in 2015 and 2016 as most of our efforts were local in nature and did not require travel.

All of our other operating costs decreased as the result of generally keeping costs down.

We had operating losses of $62,991 and $102,516 for the three months ended March 31, 2016 and March 31, 2015, respectively.

We had net losses of $62,991 and $299,542 for the three months ended March 1, 2016 and March 31, 2015, respectively.

We value derivative liabilities at the end of each accounting period and the difference in value is recognized as gain or loss. We recognized $- and $134,895, respectively, of loss for the change in value of derivatives at March 31, 2016 and 2015, respectively. The debt underlying the derivative liability was fully discharged during August of 2015.

Liquidity and Capital Resources

To date, we have been financed primarily by capital contributions from members of LifeApps LLC, a predecessor to Life Apps®, from short term loans and through sales of our securities. Our existing sources of liquidity may not be sufficient for us to implement our business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as needed.

As of March 31, 2016, we had negative working capital of $496,424 as compared to negative working capital of $450,517 at December 31, 2015.

During the three months ended March 31, 2016 and 2015, operations used cash of $17,647 and $33,114 respectively.

During the three months ended March 31, 2016 and 2015, we used no cash in investing activities.

During the three months ended March 31, 2016 and 2015, net cash provided by financing activities was $15,000 and $21,700, respectively.

Additionally, we received net amounts of $- and $21,700 of cash advances from our chief executive officer and net amounts of $15,000 and $- of cash advances from a director during the three months ended March 31, 2016 and 2015, respectively. Also during the quarter ended March 31, 2015 our chief executive converted $31,250 of cash advances into 1,666,667 shares of common stock at a conversion rate based on the trading value of our common stock during a predetermined period.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $2,585,747 as of March 31, 2016 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective , due to a lack of audit committee and segregation of duties caused by limited personnel, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 15, 2016, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2016, we issued 597,545 shares of our restricted common stock to our corporate and securities counsel in consideration of services rendered related to a reverse stock split, name change and authorized capital increase. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On May 10, 2016 Arnold Tinter resigned as our Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary and as a Director. Mr. Tinter’s resignation was not the result of any disagreements with us on any matter relating to our operations, policies or practices. On May 10, 2016 Robert Gayman was appointed as our Chief Financial Officer (Principal Financial and Accounting Officer) on an interim basis pending our engagement of a person to serve on a permanent basis.

We have engaged First Cornerstone and Gregory P. Hansen, CMA, MBA, a business advisory and consultancy firm to assist us in the areas of strategy, finance and overall business structure.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

LIFEAPPS BRANDS INC.

May 23, 2016	By:	/s/ Robert Gayman
Robert Gayman, Chief Executive Officer

LIFEAPPS BRANDS INC.

May 23, 2016	By:	/s/ Robert Gayman
Robert Gayman, Chief Financial Officer

