Form 10-Q
period 2016-06-30
LIFEAPPS BRANDS INC.
filed 2016-08-15
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 7, 2016 there were issued and outstanding 20,515,731 shares of Common Stock, $0.001 par value.

LIFEAPPS BRAND INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

LIFEAPPS BRAND INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LifeApps Brands Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash	$3,322	$4,968
Other current assets	940	940
Total current assets	4,262	5,908
Fixed assets, net of depreciation	-	649
Intangible asset, net of amortization	1,575	10,274
Total Assets	$5,837	$16,831

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$117,632	$126,871
Amount due to related party	441,189	329,554
Total current liabilities	558,821	456,425

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,515,731 and 19,918,186 shares issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	20,515	19,918
Additional paid in capital	2,070,705	2,063,244
Accumulated (deficit)	(2,644,204)	(2,522,756)
Total stockholders’ (deficit)	(552,984)	(439,594)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,837	$16,831

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$4,433	48,685	11,021	110,002
Cost of revenue	1,615	39,230	8,071	80,074
Gross profit (loss)	2,818	9,455	2,950	29,928
Operating expenses:
General and administrative	60,953	85,041	115,049	198,363
Depreciation and amortization	322	9,666	9,349	19,333
Total operating expenses	61,275	94,707	124,398	217,696
Operating loss	(58,457)	(85,252)	(121,448)	(187,768)
Other income and expenses:
Change in derivative liability	—	54,765	—	189,660
Loss on debt conversion	—	—	—	47,500
Interest (income) expense	—	13,463	—	28,094
Total other income and expenses	—	68,228	—	265,254
Net (loss)	$(58,457)	$(153,480)	$(121,448)	$(453,022)

Per share information - basic and fully diluted:
Weighted average shares outstanding	20,515,731	9,534,178	20,492,493	8,105,425

Net (loss) per share	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

* Denotes a loss of less than $(0.01) per share.

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Net cash used in operations	$(38,281)	$(61,185)

Cash flows from investing activities:
Net Cash used in investing activities	-	-

Cash flow from financing activities:
Related party advances	38,635	63,050
Repayments of advances from related parties	(2,000)	(1,800)
Net cash provided by financing activities	36,635	61,250

Net (decrease) increase in cash	(1,646)	65
Cash at beginning of period	4,968	19,941
Cash at end of period	$3,322	$20,006

Non-cash financing activities:
Conversion of notes payable to common stock	$-	$166,895
Conversion of related party loans to common stock	$-	$78,750

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Digital Media Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at June 30, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2016 and 2015 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2015.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $2,644,204. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

June 30, 2016 and 2015

(Unaudited)

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

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the periods ended June 30, 2016 and 2015. Research and development expenses amounted to $200 and $0 for three months ended June 30, 2016 and 2015, respectively and $200 and $7,797 for six months ended June 30, 2016 and 2015, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $130 and $912 for the three months ended June 30, 2016 and 2015, respectively and $130 and $2,851 for six months ended June 30, 2016 and 2015, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $1,430 and $1,290 for the for three months ended June 30, 2016 and 2015, respectively and $3,575 and $3,354 for the for six months ended June 30, 2016 and 2015, respectively.

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

For the for three and six months ended June 30, 2016 and 2015 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the for three months ended June 30, 2016 and 2015, and the outstanding stock options and warrants are anti-dilutive.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the recently issued standards that are not yet effective may not have an impact on our results of operations and financial position.

Note 3. Fixed Assets

At June 30, 2016 and December 31, 2015, fixed assets consisted of the following:

	2016	2015
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(7,670)	(7,021)
	$-	$649

The amount charged to depreciation expense furniture and equipment was $42 and $639 for of the three months ended June 30, 2016 and 2015, respectively and was $649 and $1,278 for of the six months ended June 30, 2016 and 2015, respectively.

Note 4. Intangible Assets

At June 30 2016 and December 31, 2015, intangible assets consist of the following:

	2016	2015
Internet domain names	$58,641	$58,641
Less accumulated amortization	(58,641)	(55,062)
	$-	$3,580

Website and data bases	$56,050	$56,050
Less accumulated amortization	(56,050)	(51,380)
	$-	$4,760

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(2,925)	(2,475)
	$1,575	$2,025

Total intangibles	$119,191	$119,191
	(117,616)	(108,917)
	$1,575	$10,274

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

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

The amount charged to amortization expense for all intangibles was $280 and $9,028 for the three months ended June 30, 2016 and 2015, respectively and was $8,699 and $18,055 for the six months ended June 30, 2016 and 2015, respectively.

Estimated future amortization expense related to the intangibles as of June 30, 201 is as follows:

Year Ended December 31,
2016	450
2017	900
2018	225
$1,575

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

Amount due to related parties represent cash advances, salary accruals and amounts paid on our behalf by officers and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at June 30, 2016 and December 31, 2015, was $441,189 and $329,554, respectively. Salary accruals for each period amounted to $75,000 and net cash advances amounted to $38,638 and $63,050, respectively for the six months ended June 30, 2016 and 2015.

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

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

Note 6. Convertible Notes Payable

During 2014, we executed a Promissory Note (the “Note”) and received three draws totaling $135,000. The Note is due March 17, 2016 and provides for an original issue discount of $15,185, which was to be amortized over 24 months, and face interest rate of 12% per annum. The Lender had the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provides for additional penalties if we cannot deliver the underlying common stock on a timely basis. The Note also provides that the principal amount may be increased, with the consent of the lender to $445,000.

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

We valued the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. At June 30, 2015 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.96 years to maturity, risk free interest rate of 0.56% and annualized volatility of 167%. We recognized $189,660 of expense for the change in value of the derivative for the six months ended June 30, 2015.

During the six months ended June 30, 2015, the lender converted $64,920 of the principal of the Note into 3,589,115 shares of our $0.001 common stock. The loans were fully converted to common stock during August of 2015.

Note 7. Stockholders’ Equity

During the six months ended June 30, 2015 we issued 5,255,782 shares of common stock as a result of conversion of debt. As more fully described in Notes 5 and 6 above, of the shares issued, 3,589,115 were to an unrelated note holder and 1,666,667 were to officers and/or directors of the Company.

During the six months ended June 30, 2016 we issued 597,545 shares of common stock in settlement of $8,058 in previously accrued legal services.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

Note 8. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provided for the issuance of up to 666,667 shares of our common stock. During October 2015 the Board of Directors amended the plan to increase the number of shares issuable under the LifeApps Digital Media Inc. 2012 Equity Incentive Plan to 20,000,000, on a post-Reverse Stock Split basis. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 418,333 shares of our common stock in periods prior to December 31, 2015. All of those options have been cancelled or lapsed as of June 30, 2016. On May 24, 2016 our Board of Directors granted options to purchase 15,000,000 shares of our common stock to officers and or directors and a consultant. The options are exercisable quarterly from the grant date over a four-year term.

The fair value of the options granted, $39,000, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	4
Volatility	383%
Risk Free interest rate	0.68%
Dividend yield (on common stock)	-

There was no stock based compensation expense recorded for the periods ended June 30, 2016 and 2015 as the prior year options were fully vested during 2014 and none of the 2016 grants are currently vested.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2016	240,000	$0.57	-	-
Granted	10,000,000	$.0026	3.9	-
Exercised	-	$-	-	-
Cancelled	240,000	$.057	-	-
Outstanding June 30, 2016	10,000,000	$.0026	3.9	-
Exercisable June 30, 2016	-	$-	-	-

There will be approximately $26,000 of additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2016	375,000	$0.87	-	-
Granted	5,000,000	$.0026	3.9	-
Exercised	-	$-	-	-
Cancelled	375,000	$.87	-	-
Outstanding June 30, 2016	5,000,000	$0.0026	3.9	$-
Exercisable June 30, 2016	-	$-	-	$-

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

There will be approximately $13,000 of additional compensation expense recognized in future periods.

Note 9. Outstanding Warrants

There were no warrants issued during the periods ended June 30, 2016 or 2015. The following is a summary of outstanding warrants as of June 30, 2016:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	400,000	$15.00	1.25	$-

The warrants expire on September 20, 2017.

Note 10. Income Taxes

Income tax provision (benefit) for the periods ended June 30, 2016 and 2015, is summarized below:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(41.300)	(63,800)
State	(6,700)	(10,300)
Total deferred	(48,000)	(74,100)
Increase in valuation allowance	48,000	74,100
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of June 30, 2016 and 2015 are as follows:

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(Unaudited)

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

No customers accounted for more than 10% of our revenues in the periods June 30, 2016 and 2015.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

On May 21, 2016, we entered into an agreement (the “Agreement”) with FemCap Inc. (“FemCap”) providing for the exclusive right for a 90-day period for us to purchase FemCap’s operating assets, subject to the satisfaction of certain terms and conditions set forth in the Agreement. Under the Agreement, we have a 90-day exclusive right to purchase FemCap’s operating assets used to market and sell FemCap™ and FemmyCycle® feminine hygiene products. Such operating assets include molds, equipment, contract rights, customer lists, leases, accounting records and intellectual property. Terms of the Agreement include the following being delivered to FemCap:

a.	$2.0 million upfront on the closing date for the transaction;

b.	One million shares of our restricted common stock, with one-third vesting on each one-year anniversary of the closing date based on the founder’s continued employment by us;

c.	A 5% royalty on gross sales revenue from the sales of FemCap™ and FemmyCycle® products for a period of five years from the closing date; and

d.	A three-year employment agreement with the founder of FemCap Inc. for part-time employment to assist with the transition of knowledge and continuing development of the business and other products.

Conditions to closing include negotiation of definitive agreements to the satisfaction of both parties, and our raising a minimum of $3.5 million in capital to provide for the upfront payment, with sufficient funds remaining for development of additional products. We will not be able to complete the purchase of FemCap’s operating assets within the 90-day exclusivity period and may never complete such purchase. Following the end of the exclusivity period, we will have the non-exclusive right to acquire the FemCap operating assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2016 and June 30, 2015 and for the six months ended June 30, 2016 and 2015 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Overview

LifeApps Brands Inc. is an emerging growth company and developer and designer of applications, medical and fitness products, new media, digital magazines, publications, and next-generation social networks for sports, health, fitness and entertainment enthusiasts. We have a multimarket revenue strategy that incorporates mobile apps, digital magazines, publications, fitness training devices, web, social media and internet TV to engage consumers in multiple areas of sports, health, fitness and entertainment interests including medical, yoga, golf, tennis, running, soccer, cycling, and other health, fitness and sports topics. Although we have determined to shift our business focus to the medical, health and wellness sectors, we expect that our mobile apps will continue to be represented on the Apple App Store and our MD Workout® mobile app will continue to be represented in the IMS Health App Script program.

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

Plan of Operation

LifeApps® is aggressively pushing forward on a strategy for utilizing mobile applications related to healthcare with the LifeApps Health initiative. LifeApps Health, building on the success of the LifeApps MDWorkout® mobile app platform, will bring together consumer mHealth lifestyle products, like-minded medical health organizations and medically based health and fitness research organizations to create apps. The convergence of consumer apps with medical programs and clinical research is an exciting milestone in the mHealth marketplace. LifeApps® believes that its unique position as an established market participant in providing medically based mHealth fitness lifestyle apps will make LifeApps Health the desired partner for medical organizations who are looking for guidance, app development and distribution into the mHealth marketplace. We believe that we will drive revenues by targeting sports, health and fitness specific communities and developing a relationship with their participants, delivering lifestyle content, social networking, skills and drills training, consumer fitness devices and nutritional content across multiple platforms including, but not limited to, Apple iOS and Google Android systems. LifeApps® plans to invest in these sports, health and fitness communities through partnerships with trusted medical organizations, increasing brand awareness and delivering digital content of interest and digitally enhanced physical consumer products that enrich and improve the user’s sports, health and fitness lifestyle. We intend to decrease our activities related to our Sports One digital platform due to slowing sales and increased competition as we position ourselves for new opportunities. At the same time, we intend to focus on merger and acquisition candidates in the medical, health and wellness sectors and/or try to develop innovative products related to these sectors internally.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of June 30, 2016, we have incurred losses of $2,644,204. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended June 30, 2016, compared with the respective period ended June 30, 2015

Revenues for the three months ended June, 2016 and 2015 were $4,433 and $48,685, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the three months ended June 30, 2016 and 2015 was $1,615 (36.4%) and $39,230 (80.6%), respectively. This resulted in a gross profit for three months ended June 30, 2016 and 2015 of $2,818 (63.6%) and $9,455 (19%), respectively. Costs were primarily the cost of products sold. The decrease in gross margin is primarily due to product mix.

We had net losses of $58,457 and $153,480 for the three months ended June 30, 2016 and 2015, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended June 30, 2016 and 2015:

	Three months Ended June 30,
	2016	2015	Difference
Personnel costs	$37,495	$45,643	$(8,148)
Professional fees	16,930	18,081	(1,151)
Marketing and advertising	1,005	4,697	(3,692)
Travel and entertainment	-	345	(345)
Stock related expenses	599	-	599
Research and development	200	-	200
Rent	1,430	1,290	140
Other expenses	3,294	14,985	(11,631)
	$60,953	$85,041	$(24,088)

Personnel costs decreased $8,148 (21.7%) from $45,643 for the three months ended June 30, 2016 to $37,495 for the three months ended June30, 2015. The decrease is a result of decreases in our number of employees from four in 2015 to one (our CEO) in 2016.

Professional fees decreased $1,151 (6.8%) from $18,081 for the three months ended June 30, 2015 to $16,930 for the three months ended June30, 2016. The decrease is a result of decreases in our cost of SEC compliance.

Marketing and advertising decreased $3,692 (367.4%) from $4,697 for the three months ended June 30, 2015 to $1,005 for the three months ended June30, 2016. The decrease is a result of changes in our business strategy by focusing less effort on product sales.

Research and development includes website and applications development costs. Research and development and development activities were not significant during the quarters ended June 30 2016 and 2015. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Our travel and entertainment expenses did not change by a material amount during the periods presented.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $58,457 and $85,252 for 2016 and 2015, respectively.

We value the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. We recognized $54,765 of loss for the change in value of the derivative for the six months ended June 30, 2015. We had no derivative liabilities in the second quarter of 2016.

Six months ended June 30, 2016, compared with the respective period ended June 30, 2015

Revenues for the six months ended June 30, 2016 and 2015 were $11,021 and $110,002 respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the six months ended June 30, 2016 and 2015 was $8,071 (73.2%) and $80,074 (72.8%) respectively. This resulted in a gross profit for the six months ended June 30, 2016 and 2015 of $2,950 (26.8%) and $29,928 (27.2%), respectively. Costs were primarily the cost of products sold and the margin varies depending on products sold has been sold. The decrease in gross margin is primarily to product mix.

We had net losses of $121,448 and $453,022 for the six months ended June 30, 2016 and 2015, respectively.

The following is a breakdown of our selling, general and administrative expenses for the six months ended June 30, 2016 and 2015:

	Six months Ended June 30,
	2016	2015	Difference
Personnel costs	$75,512	$92,340	$(16,798)
Professional fees	18,930	40,091	(21,161)
Marketing and advertising	1,745	27,427	(25,682)
Travel and entertainment	-	1,990	(1,990)
Stock related expenses	5,097	959	4,138
Rent	3,575	3,354	221
Research and development	200	7,797	(7,597)
Other expenses	9,960	24,405	(14,444)
	$115,049	$198,363	$(83,314)

Personnel costs decreased $16,798 (22.2%) from $92,340 for the six months ended June 30, 2016 to $75,512 for the six months ended June30, 2015. The decrease is a result of decreases in our number of employees from four in 2015 to one (our CEO) in 2016.

Professional fees decreased $21,161 (111.8%) from $40,091 for the six months ended June 30, 2015 to $18,930 for the six months ended June 30, 2016. The decrease is a result of decreases in our cost of SEC compliance and decreased activity that required legal counsel.

Marketing and advertising decreased $25,682 (1,471.8%) from $27,427 for the six months ended June 30, 2015 to $1,745 for the six months ended June30, 2016. The decrease is a result of changes in our business strategy by focusing less effort on product sales. Also, the six-month period of 2015 included trade show expenses that have not recurred.

Research and development includes website and applications development costs. Research and development expenses decreased $7,597 (3,798.5%) from $7,797 for 2015 to $200 for 2016. We made no major changes to our applications in 2016 whereas in 2015 we updated most of our applications. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment decreased $1,990 from $1,990 in 2015 to $0 in 2016.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $121,448 and $187,768 for 2016 and 2015, respectively.

We value the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. We recognized $189,660 of loss for the change in value of the derivative for 2015. We had no derivative liabilities in the first half of 2016. In addition, we had a loss in 2015 of $47,500 on conversion of debt due to an officer and shareholder of the Company.

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

As of June 30, 2016, we had negative working capital of $(554,559) as compared to $(450,517) at December 31, 2015.

During the six months ended June 30, 2016 and 2015, operations used cash of $38,281 and $61,185 respectively.

During the six months ended June 30, 2016 and 2015, we used no cash in investing activities.

During the six months ended June 30, 2016 and 2015, net cash provided by financing activities was $36,635 and $61,250, respectively.

Additionally, we received or (repaid) net amounts of $(2,000) and $29,750 of cash advances from our chief executive officer and net amounts of $38,635 and $31,500 of cash advances from a director and a shareholder during the six months ended June, 2016 and 2015, respectively. Also during the six months ended June 30, 2015 our chief executive converted $31,250 of cash advances into 1,666,667 shares of common stock at a conversion rate based on the trading value of our common stock during a predetermined period.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $2,644,204 as of June 30, 2016 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 24, 2016 we granted and issued an aggregate of 15,000,000 non-statutory stock options under our 2012 Equity Incentive Plan to four persons including our Chief Executive Officer, Robert Gayman (6,000,000 options), Directors Lawrence P. Roan (3,000,000 options) and Dr. Howard Fuller (1,000,000 options) and a Consultant, Gregory P. Hanson (5,000,000 options). Each option is exercisable to purchase one share of our common stock upon vesting at an exercise price of $0.0026 per share. The options have a term of 4 years and vest quarterly on the three, six, nine and twelve month anniversaries of the date of grant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On May 17, 2016 Arnold Tinter resigned as our Chief Financial Officer (Principal Financial and Accounting Officer), Treasurer and Secretary and as a Director. Mr. Tinter’s resignation was not the result of any disagreements with us on any matter relating to our operations, policies or practices. On May 17, 2016 Robert Gayman was appointed as our Chief Financial Officer (Principal Financial and Accounting Officer) on an interim basis pending our engagement of a person to serve on a permanent basis.

On May 21, 2016, we entered into an agreement (the “Agreement”) with FemCap Inc. (“FemCap”) providing for the exclusive right for a 90-day period for us to purchase FemCap’s operating assets, subject to the satisfaction of certain terms and conditions set forth in the Agreement. Under the Agreement, we have a 90-day exclusive right to purchase FemCap’s operating assets used to market and sell FemCap™ and FemmyCycle® feminine hygiene products. Such operating assets include molds, equipment, contract rights, customer lists, leases, accounting records and intellectual property. Terms of the Agreement include the following being delivered to FemCap:

a.	$2.0 million upfront on the closing date for the transaction;

b.	One million shares of our restricted common stock, with one-third vesting on each one-year anniversary of the closing date based on the founder’s continued employment by us;

c.	A 5% royalty on gross sales revenue from the sales of FemCap™ and FemmyCycle® products for a period of five years from the closing date; and

d.	A three-year employment agreement with the founder of FemCap Inc. for part-time employment to assist with the transition of knowledge and continuing development of the business and other products.

Conditions to closing include negotiation of definitive agreements to the satisfaction of both parties, and our raising a minimum of $3.5 million in capital to provide for the upfront payment, with sufficient funds remaining for development of additional products. To date, we have been unable to locate and close on required financing and will not be able to complete the purchase of FemCap’s operating assets within the 90-day exclusivity period. We may never complete such purchase. Following the end of the exclusivity period, we will have the non-exclusive right to acquire the FemCap operating assets.

We have retained First Cornerstone and Gregory P. Hansen, CMA, BMA a business advisory and consultancy firm, to assist us in the areas of strategy, finance and overall business structure.

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

LIFEAPPS BRANDS INC.

August 15, 2016	By:	/s/ Robert Gayman
Robert Gayman, Chief Executive Officer

LIFEAPPS BRANDS INC.

August 15, 2016	By:	/s/ Robert Gayman
Robert Gayman, Chief Financial Officer