Form 10-Q
period 2016-09-30
LIFEAPPS BRANDS INC.
filed 2016-11-21
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2016 there were issued and outstanding 25,311,186 shares of Common Stock, $0.001 par value.

LIFEAPPS BRAND INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

LIFEAPPS BRAND INC.

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

LifeApps Brands Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash	$2,535	$4,968
Other current assets	940	940
Total current assets	3,475	5,908
Fixed assets, net of depreciation	-	649
Intangible asset, net of amortization	1,350	10,274
Total Assets	$4,825	$16,831

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$117,632	$126,871
Amount due to related party	494,539	329,554
Total current liabilities	612,171	456,425

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,515,731 and 19,918,186 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively	20,515	19,918
Additional paid in capital	2,073,142	2,063,244
Accumulated (deficit)	(2,701,003)	(2,522,756)
Total stockholders’ (deficit)	(607,346)	(439,594)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,825	$16,831

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$147	19,260	11,168	129,262
Cost of revenue	51	26,411	8,122	106,485
Gross profit (loss)	96	(7,151)	3,046	22,777
Operating expenses:
General and administrative	56,670	56,532	171,719	254,895
Depreciation and amortization	225	9,668	9,574	29,001
Total operating expenses	56,895	66,200	181,293	283,896
Operating loss	(56,799)	(73,351)	(178,247)	(261,119)
Other income and expenses:
Change in derivative liability	—	—	—	189,660
Loss on debt conversion	—	63,462	—	110,962
Interest (income) expense	—	571	—	28,666
Total other income and expenses	—	64,033	—	329,288
Net (loss)	$(56,799)	$(137,384)	$(178,247)	$(590,407)

Per share information - basic and fully diluted:
Weighted average shares outstanding	20,515,731	14,511,697	20,500,239	10,790,108

Net (loss) per share	$(0.00)*	$(0.01)	$(0.01)	$(0.05)

* Denotes a loss of less than $(0.01) per share.

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Net cash used in operations	$(54,918)	$(87,324)

Cash flows from investing activities:
Net Cash used in investing activities	-	-

Cash flow from financing activities:
Related party advances	54,485	79,550
Repayments of advances from related parties	(2,000)	(6,800)
Net cash provided by financing activities	52,485	72,750

Net (decrease) in cash	(2,433)	(14,574)
Cash at beginning of period	4,968	19,941
Cash at end of period	$2,535	$5,367

Non-cash financing activities:
Conversion of notes payable to common stock	$-	$297,471
Conversion of related party loans to common stock	$-	$197,212
Accrual of officer salary	$112,500	$112,500

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Brands Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Digital Media Inc. at September 30, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2016 and 2015 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2015.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $2,701,003. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

September 30, 2016 and 2015

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the periods ended September 30, 2016 and 2015. Research and development expenses amounted to $0 and $0 for three months ended September 30, 2016 and 2015, respectively and $200 and $7,797 for nine months ended September 30, 2016 and 2015, respectively. Research and development expenses were included in general and administrative expenses.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $130 and $185 for the three months ended September 30, 2016 and 2015, respectively and $130 and $3,036 for nine months ended September 30, 2016 and 2015, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $2,110 and $1,252 for the for three months ended September 30, 2016 and 2015, respectively and $5,685 and $4,606 for the for nine months ended September 30, 2016 and 2015, respectively.

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

For the for three and nine months ended September 30, 2016 and 2015 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the for three months and nine months ended September 30, 2016 and 2015, and the outstanding stock options and warrants are anti-dilutive.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the recently issued standards that are not yet effective may not have an impact on our results of operations and financial position.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

Note 3. Fixed Assets

At September 30, 2016 and December 31, 2015, fixed assets consisted of the following:

	2016	2015
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(7,670)	(7,021)
	$-	$649

The amount charged to depreciation expense furniture and equipment was $0 and $639 for of the three months ended September 30, 2016 and 2015, respectively and was $649 and $1,919 for of the nine months ended September 30, 2016 and 2015, respectively.

Note 4. Intangible Assets

At September 30 2016 and December 31, 2015, intangible assets consist of the following:

	2016	2015
Internet domain names	$58,641	$58,641
Less accumulated amortization	(58,641)	(55,062)
	$-	$3,580

Website and data bases	$56,050	$56,050
Less accumulated amortization	(56,050)	(51,380)
	$-	$4,760

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(3,150)	(2,475)
	$1,350	$2,025

Total intangibles	$119,191	$119,191
	(117,841)	(108,917)
	$1,350	$10,274

The amount charged to amortization expense for all intangibles was $225 and $9,027 for the three months ended September 30, 2016 and 2015, respectively and was $8,925 and $27,082 for the nine months ended September 30, 2016 and 2015, respectively.

Estimated future amortization expense related to the intangibles as of September 30, 2016 is as follows:

Year Ended December 31,
2016	225
2017	900
2018	225
$1,350

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

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

Amount due to related parties represent cash advances, salary accruals and amounts paid on our behalf by officers and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at September 30, 2016 and December 31, 2015, was $494,539 and $329,554, respectively. Salary accruals for each period amounted to $112,500  and net cash advances amounted to $52,485 and $72,750, respectively for the nine months ended September 30, 2016 and 2015.

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

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

We valued the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. At September 30, 2015 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.96 years to maturity, risk free interest rate of 0.56% and annualized volatility of 167%. We recognized $189,660 of expense for the change in value of the derivative for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the lender converted $96,054 of the principal of the Note into 6,508,500 shares of our $0.001 common stock. The loans were fully converted to common stock during August of 2015.

Note 7. Stockholders’ Equity

During the nine months ended September 30, 2015 we issued 13,816,186 shares of common stock as a result of conversion of debt. As more fully described in Notes 5 and 6 above, of the shares issued, 6,508,500 were to an unrelated note holder and 7,307,686 were to officers and/or directors of the Company.

During the nine months ended September 30, 2016 we issued 597,545 shares of common stock in settlement of $8,058 in previously accrued legal services.

Note 8. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provided for the issuance of up to 666,667 shares of our common stock. During October 2015 the Board of Directors amended the plan to increase the number of shares issuable under the LifeApps Digital Media Inc. 2012 Equity Incentive Plan to 20,000,000, on a post-Reverse Stock Split basis. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 418,333 shares of our common stock in periods prior to December 31, 2015. All of those options have been cancelled or lapsed as of September 30, 2016. On May 24, 2016 our Board of Directors granted options to purchase 15,000,000 shares of our common stock to officers and or directors and a consultant. The options are exercisable quarterly from the grant date over a four-year term.

The fair value of the options granted, $39,000, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	4
Volatility	383%
Risk Free interest rate	0.68%
Dividend yield (on common stock)	-

Stock based compensation expense for the three month and nine month periods ended September 30, 2016 amounted to $2,437. There was no stock based compensation expense recorded for the period ended September 30, 2015 as the prior year options were fully vested during 2014.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2016	240,000	$0.57	.43	-
Granted	10,000,000	$.0026	3.65	-
Exercised	-	$-	-	-
Cancelled	240,000	$.057	-	-
Outstanding September 30, 2016	10,000,000	$.0026	3.65	-
Exercisable September 30, 2016	625,000	$.0026	3.65	-

There will be approximately $23,400 of additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2016	375,000	$0.87	-	-
Granted	5,000,000	$.0026	3.65	-
Exercised	-	$-	-	-
Cancelled	375,000	$.87	-	-
Outstanding September 30, 2016	5,000,000	$0.0026	3.65	$-
Exercisable September 30, 2016	312,500	$-	3.65	$-

There will be approximately $12,200 of additional compensation expense recognized in future periods.

Note 9. Outstanding Warrants

There were no warrants issued during the periods ended September 30, 2016 or 2015. The following is a summary of outstanding warrants as of September 30, 2016:

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	400,000	$15.00	1.25	$-

The warrants expire on June 20, 2017.

Note 10. Income Taxes

Income tax provision (benefit) for the periods ended September 30, 2016 or 2015, is summarized below:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(22,400)	(63,800))
State	(3,600)	(10,300))
Total deferred	(26,000)	(74,100))
Increase in valuation allowance	26,000	74,100
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of September 30, 2016 and 2015 are as follows:

	2016	2015
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(39.5)%	(39.5)%
	0.0%	0.0%

Components of the net deferred income tax assets at September 30, 2016 December 31, 2015 were as follows:

	2016	2015
Net operating loss carryovers	$519,000	$501,100
Valuation allowance	(519,000)	(501,100)
	$-	$-

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

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

As of September 30, 2016 we had cumulative net operating loss carry forwards of $1,314,000 which expire from 2032 through 2036.

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

No customers accounted for more than 10% of our revenues in the periods September 30, 2016 and 2015.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2016 and September 30, 2015 and for the nine months ended September 30, 2016 and 2015 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of September 30, 2016, we have incurred losses of $2,701,003. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended September 30, 2016 compared with the respective period ended September 30, 2015

Revenues for the three months ended September, 2016 and 2015 were $147 and $19,260, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the three months ended September 30, 2016 and 2015 was $51 (34.8%) and $26,411 (137.1%), respectively. This resulted in a gross profit (loss) for three months ended September 30, 2016 and 2015 of $96 (62.5%) and $(7,151) (-37.1%), respectively. Costs were primarily the cost of products sold. The decrease in gross margin is primarily due to product mix.

We had net losses of $56,799 and $137,384 for the three months ended September 30, 2016 and 2015, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended September 30, 2016 and 2015:

	Three months Ended September 30,
	2016	2015	Difference
Personnel costs	$37,679	$38,429	$(750)
Professional fees	12,000	11,265	735
Marketing and advertising	150	164	(14)
Stock related expenses	2,437	-	2,437
Rent	2,110	1,252	858
Other expenses	2,294	5,422	(3,128)
	$56,670	$56,532	$138

Costs for personnel, professional fees, marketing and rent did not vary significantly during the three month periods ended September 30, 2016 and 2015.

Stock related expenses during the quarter ended September 30, 2016 are related to the vesting of stock options during the quarter. These expenses are expected to continue quarterly over a four-year period.

Other expenses decreased by $3,128 (136.4%) as a result of decreased business activity. These expenses include bank and credit card charges, web hosting and general business services.

Expenses for the quarter ended September 30, 2015 also included a charge of $63,462 related to the conversion of related party loans into shares of our common stock.

We had operating losses of $56,799 and $73,351 for the three months ended September 30, 2016 and 2015, respectively.

Nine months ended September 30, 2016 compared with the respective period ended September 30, 2015

Revenues for the nine months ended September 30, 2016 and 2015 were $11,168 and $129,262 respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the nine months ended September 30, 2016 and 2015 was $8,122 (72.7%) and $106,485 (82.4%) respectively. This resulted in a gross profit for the nine months ended September 30, 2016 and 2015 of $3,046 (27.3%) and $22,777 (17.6%), respectively. Costs were primarily the cost of products sold and the margin varies depending on products sold has been sold. The decrease in gross margin is primarily to product mix.

We had net losses of $178,247 and $590,407 for the nine months ended September 30, 2016 and 2015, respectively.

The following is a breakdown of our selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015:

	Nine months Ended September 30,
	2016	2015	Difference
Personnel costs	$113,221	$130,770	$(17,549)
Professional fees	30,930	55,064	(24,134)
Marketing and advertising	1,895	25,591	(23,696)
Travel and entertainment	-	1,500	(1,500)
Stock related expenses	7,534	1,547	5,987
Rent	5,685	4,606	1,079
Research and development	200	7,797	(7,597)
Other expenses	12,254	28,020	(15,766)
	$171,719	$254,895	$(83,314)

Personnel costs decreased $17,549 (15.5%) from $130,770 for the nine months ended September 30, 2015 to $113,221 for the nine months ended September30, 2016. The decrease is a result of decreases in our number of employees from four in 2015 to one (our CEO) in 2016.

Professional fees decreased $24,134 (78%) from $55,064 for the nine months ended September 30, 2015 to $30,930 for the nine months ended September 30, 2016. The decrease is a result of decreases in our cost of SEC compliance and decreased activity that required legal counsel.

Marketing and advertising expenses decreased $23,696 (1,250.4%) from $25,591 for the nine months ended September 30, 2015 to $1,895 for the nine months ended September30, 2016. The decrease is a result of changes in our business strategy by focusing less effort on product sales. Also, the nine-month period of 2015 included trade show expenses that have not recurred.

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

Travel and entertainment decreased $1,500 from $1,500 in 2015 to $0 in 2016.

All of our other operating costs decreased as result of generally keeping cost down.

We had operating losses of $178,247 and $261,119 for 2016 and 2015 for the nine months ended September 30, 2016 and 2015, respectively.

We value the derivative liability and the end of each accounting period the difference in value is recognized as gain or loss. We recognized $189,660 of loss for the change in value of the derivative for the nine months ended September 30, 2015. We had no derivative liabilities in the first nine months of 2016. In addition, we had losses in the nine months ended September 30, 2015 of $110,692 on conversion of debt due to officers, directors and shareholders of the Company.

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

As of September 30, 2016, we had negative working capital of $(608,696) as compared to $(450,517) at December 31, 2015.

During the nine months ended September 30, 2016 and 2015, operations used cash of $54,918 and $87,324 respectively.

During the nine months ended September 30, 2016 and 2015, we used no cash in investing activities.

During the nine months ended September 30, 2016 and 2015, net cash provided by financing activities was $52,485 and $72,750, respectively.

Additionally, we received or (repaid) net amounts of $2,350 and $24,750 of cash advances from our chief executive officer and net amounts of $52,135 and $48,000 of cash advances from a director and a shareholder during the nine months ended September, 2016 and 2015, respectively. Also during the nine months ended September 30, 2015 our chief executive officer converted $31,250 of cash advances into 1,666,667 shares of common stock at a conversion rate based on the trading value of our common stock during a predetermined period.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $2,701,003 as of September 30, 2016 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2016 we issued 250,000 shares of common stock to our corporate /securities counsel in consideration of their agreement to temporarily defer payment of legal fees due to it for services rendered.

On October 27, 2016 we issued 4,545,455 shares of our common stock to a lender in connection with the conversion of $25,000 in loan principal and the waiver of accrued interest due thereon.

The forgoing issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On October 27, 2016 we entered into a Debt Conversion Agreement with an individual lender pursuant to which the lender converted the $25,000 principal amount of a November 9, 2015 loan into 4,545,455 shares of our common stock at a conversion rate of $0.0055 per share which was the closing price for our common stock on October 27, 2016. At that time, the Lender waived the accrued interest due on the loan.

On April 5, 2016 we received a $15,000 loan from an individual lender, the repayment terms for which had never been reduced to writing. On October 27, 2016 we evidenced the terms of the loan in writing and added a conversion feature. Pursuant thereto, the loan is due on April 5, 2017, bears interest at the rate of 10% per annum and is convertible into shares of our common stock at a price of $0.0055 per share, which was the closing price for our common stock on October 27, 2016.

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

LIFEAPPS BRANDS INC.

November 21, 2016	By:	/s/ Robert Gayman
Robert Gayman, Chief Executive Officer

LIFEAPPS BRANDS INC.

November 21, 2016	By:	/s/ Robert Gayman
Robert Gayman, Chief Financial Officer