Form 10-K
period 2016-12-31
LIFEAPPS BRANDS INC.
filed 2017-04-18
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2016, there were 20,515,731 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 10,601,374 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was approximately $121,916 as of June 30, 2016, based on the last sale price of $0.0115 per share of the common stock on June 30, 2016.

As of April 14, 2017, there were 25,311,186 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to successfully launch new brands;

•	The intensity of competition in the industry in which we operate;

•	Our ability to raise additional capital if, as, and when needed on acceptable terms;

•	General economic conditions that affect our industry or the global environment in which we operate; and

•	Our ability to successfully attract and retain management and other key employees.

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

PART I

ITEM 1.          BUSINESS

Organizational History

Through our wholly owned subsidiary LifeApps, Inc., we are a licensed developer and publisher of apps for the Apple Apps Store for iPhone, iPod touch, iPad and iPad mini. We are also a licensed developer on both Google Play and Amazon Appstore for Android. We have distributed apps on all three platforms. Moving forward we are developing new apps and exploring new opportunities pairing apps with physical retail and e-commerce/mobile-commerce products.

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

Unless the context indicates otherwise, all references in this Annual Report to “LifeApps®” “the Company,” “we,” “us” and “our” refer to LifeApps Brands Inc. and its subsidiary, LifeApps Inc.

Our fiscal year end is December 31.

Business Overview

LifeApps® is a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. LifeApps® is also a licensed developer on both Google Play and Amazon Appstore for Android. LifeApps® has distributed apps/publications on all three platforms. Moving forward LifeApps is enhancing existing apps and developing new apps, and exploring new opportunities pairing apps with physical retail and e-commerce/mobile-commerce products.

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

The Mobile space as a whole continues to evolve. According to Hostingfacts.com for 2016 there are more mobile internet users than desktop internet users; 52.7% of global internet users access the internet via mobile, and 75.1% of U.S. internet users access the internet via mobile. Mobile advertising spend is projected to account for 60.4% of all digital advertising spend by 2016 and 72.2% of all digital advertising spend by 2019. In 2015, mobile influenced retail sales to the tune of over $1 trillion. B2C mobile commerce sales in the U.S. is valued at an estimated $83.93 billion.

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

LifeApps® is also expanding its revenue generating potential through the creation of new gateway digital platforms that combine e-commerce with mobile-commerce solutions to act as conduits or meeting places for users to engage in the commerce. These gateway platforms can also be utilized and distributed across the broader base of the LifeApps® suite of products.

LifeApps® will continue to explore acquisitions of companies and new technologies. In addition, the company will also explore the acquisition of consumer related products as well. Such acquisitions will be considered where the purchase can help increase our revenues, or enable the Company to attain assets that will allow us to gain technological advances that would be more costly to develop than to purchase.

LifeApps® will continue a flexible approach as opportunities arise from the emergence of these rapidly evolving mobile hardware and software markets. LifeApps® will focus resources where they will be the most effective at growing the business and driving revenues. LifeApps® ability for internal development and external purchase of new technologies and companies will depend upon its ability to raise future financing.

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

Revenue

LifeApps® intends to monetize and drive revenue through a combination of its software development, e-commerce/mobile-commerce of mobile applications and in-app sales, subscriptions and advertising across all platforms.

LifeApps® seeks to continue a multi-pronged approach as opportunities arise from the emergence of these rapidly evolving mobile hardware and software markets. LifeApps® will focus resources where they will be the most effective at growing both the long-term business objectives and driving immediate revenues.

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

LifeApps Mobile App Platform

LifeApps® intends to continue to develop and license the LifeApps Mobile App Platform. We will research and seek out aligned companies with need for tutorial based apps for mobile and we will work to create new revenue through development and licensing of our presentation format for their use. We will pursue a business model of physical-tied-to-mobile fitness products, combining mobile app training with a physical retail product. LifeApps® is developing a suite of software tools and enhanced customer experiences that will enable the Company to scale the LifeApps Mobile App Platform through technology enhancements.

Business Strategy

Our strategy of purchasing companies and developing resources and assets that are aligned with our areas of interest can further aid in our entering additional market segments. We intend to actively research and engage in the acquisition of companies and resources that can expedite our entrance into new markets or strengthen our position in existing ones.

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

Most of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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

Convertible Loans

On November 9, 2015 an individual (the “Lender”) made an unsecured convertible loan to LifeApps Brands Inc. (the “Company”) due and payable on March 21, 2016, in the principal amount of $25,000 bearing interest at the rate of 10% per annum. The loan was evidenced in writing by the Company and the Lender when made and was convertible into shares of the Company’s common stock (“Common Stock”) at a price of $0.75 per share. On October 27, 2016 the Company and the Lender entered into a Debt Conversion Agreement in which they agreed to revise the conversion price from $0.75 per share to $0.0055 per share, which was the closing sale price for the Common Stock on October 27, 2016 and to convert the principal amount of the loan at the revised conversion price into 4,545,455 shares of Common Stock. In consideration of the revised conversion terms, the Lender agreed to waive the accrued interest due on the loan.

On April 5, 2016 the Lender made an unsecured loan to the Company in the principal amount of $15,000 bearing interest at the rate of 10% per annum. The loan was evidenced in writing by the Company and the Lender on October 27, 2016 at which time the parties determined that the loan, including the accrued interest due thereon, be due and payable on April 5, 2017 (the “Maturity Date”) and that it be convertible into Common Stock at a conversion price of $0.0055 per share which was the closing price for the Common Stock on October 27, 2016.

FemCap Acquisition

On May 21, 2016, we and FemCap Inc. (“FemCap”) entered into an agreement (the “Agreement”) providing for the exclusive right for a 90-day period for us to purchase FemCap, subject to the satisfaction of certain terms and conditions set forth in the Agreement. Under the Agreement, we had a 90-day exclusive right to purchase FemCap’s operating assets used to market and sell FemCap™ and FemmyCycle® feminine hygiene products. Such operating assets included molds, equipment, contract rights, customer lists, leases, accounting records and intellectual property. We were not able to complete the purchase of FemCap within the 90 day timeline and determined not to proceed further with the transaction.

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

Employees

As of December 31, 2016, we had a total of 2 employees, all of whom are full time employees.  None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring net losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

We have incurred significant losses since inception. As of December 31, 2016, we had an accumulated deficit of $2,788,563. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

We may not be able to secure additional financing as and when needed.

We will need to raise significant additional funds to support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. We cannot be sure that this financing will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

If we lose the services of our founder and Chief Executive and Financial Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, our founder and Chief Executive and Financial Officer, Robert Gayman, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Gayman or any other member of our senior management team. The loss of our founder and Chief Executive and Financial Officer, even temporarily, or any other member of senior management would harm our business.

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

Risks Related to Our Common Stock

Because our 2012 merger was a reverse merger, we may not be able to attract the attention of major brokerage firms, which may limit the liquidity of our Common Stock and may make it more difficult for us to raise additional capital in the future.

Additional risks may exist because our 2012 merger was a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to resell their shares of Common Stock pursuant to Rule 144. In addition, securities analysts of major brokerage firms may not provide coverage of our Common Stock following the Merger because there may be little incentive for brokerage firms to recommend the purchase of our Common Stock. As a result, our Common Stock may have limited liquidity and investors may have difficulty selling it. In addition, we cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf if we seek to raise additional capital in the future. Our inability to raise additional capital may have a material adverse effect on our business.

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

An active trading market for our Common Stock may not develop or be sustained.

No active trading market for our Common Stock presently exists. We cannot assure you that a market for our Common Stock will develop in the foreseeable future or, if developed, that it will be sustained.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 510,000,000 shares of capital stock consisting of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of December 31, 2016, there were 25,311,186 shares of our common stock and no shares of our preferred stock outstanding. There are 20,000,000 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, options to purchase 15,000,000 shares of our common stock are presently outstanding.

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

We have no unresolved staff comments.

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

	High	Low

March 31, 2017	$0.0074	$0.0045

December 31, 2016	$0.0055	$0.0036
September 30, 2016	$0.011	$0.0053
June 30, 2016	$0.046	$0.0022
March 31, 2016	$0.006	$0.0025

December 31, 2015	$0.0165	$0.003
September 30, 2015	$0.036	$0.012
June 30, 2015	$0.0675	$0.024
March 31, 2015	$0.135	$0.042

As of April 14, 2017 there were 25,311,186 shares of our common stock issued and outstanding, 400,000 shares issuable upon exercise of outstanding warrants and 15,000,000 shares issuable upon exercise of outstanding options. On that date, there were 15 holders of record of shares of our common stock.

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

Effective October 27, 2016, we issued 4,545,455 shares of our common stock in connection with a lender’s conversion of a November 9, 2015 loan in the principal amount of $25,000.

Effective January 8, 2016 we issued 597,545 shares of our restricted common stock to our corporate and securities counsel in consideration of services rendered.

In August 2016, we issued 250,000 shares of common stock to our corporate and securities counsel in consideration of their agreement to temporarily defer payment of legal fees due to it for services rendered.

The foregoing issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Recent Developments and Trends

On December 31, 2015, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to (i) change our corporate name to LifeApps Brands Inc. The Name Change took effect on OTC Markets at the commencement of business on January 7, 2016. The name was formally changed from LifeApps Digital Media Inc. to LifeApps Brands Inc.

The name change reflects LifeApps intent to utilize digital assets to create new and exciting branded products and technology services.

Plan of Operation

LifeApps® intends to continue to develop and license the LifeApps Mobile App Platform. We will research and seek out aligned companies with need for tutorial based apps for mobile and we will work to create new revenue through development and licensing of our presentation format for their use. We will pursue a business model of physical-tied-to-mobile, combining mobile app training with a physical retail product. LifeApps® is developing a suite of software tools and enhanced customer experiences that will enable us to scale the LifeApps Mobile App Platform through technology enhancements.

LifeApps® intends to monetize and drive revenue through a combination of its software development, e-commerce/mobile-commerce of mobile applications and in-app sales, subscriptions and advertising across all platforms.

Our previous SportsOne business has been closed to utilize resources to better serve the new direction and focus of the Company.

The Company’s acquisition strategy of purchasing companies, development resources and assets that are aligned with our areas of interest can further aid in our entering additional market segments. We will actively research and engage in the acquisition of companies and resources that can expedite our entrance into new markets, or strengthen our position in existing ones.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of December 31, 2016, we have incurred losses of $2,788,563. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Year ended December 31, 2016 Compared to the Year ended December 31, 2015

(References to 2016 and 2015 are to the years ended December 31, 2016 and 2015 respectively, unless otherwise specified.)

Revenues for 2016 and 2015 were $12,055 and $139,660, respectively. Revenues are primarily from the sale of sports apparel and health and fitness products. We continued to publish our YouWorkout digital magazine. The magazine may be purchased on-line as a single issue or as a subscription.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for 2016 and 2015 was $8,171 (67.78%) and $115,600 (82.77%), respectively. This resulted in a gross profit for 2016 and 2015 of $3,884 (32.22%) and $24,060 (17.73%), respectively. Costs were primarily the cost of products sold

The following is a breakdown of our selling, general and administrative expenses for 2016 and 2015:

	2016	2015	Difference
Personnel costs	$150,819	$168,464	$(17,645)
Professional fees	72,710	75,160	(2,450)
Marketing, and promotion advertising	3,284	11,527	(8,243)
Stock Related expenses	5,097	1,547	3,550
Equity based payments	4,874	-	4,874
Research and development	200	7,797	(7,597)
Travel and entertainment	2,820	1,119	1,701
Rent expense	7,815	6,751	1,064
Other expenses	12,272	30,604	(18,332)
	$259,891	$302,969	$(43,078)

Personnel cost decreased $17,645 (10.47%) from $168,464 in 2015 to $150,819 in 2016 primarily due to staff reduction. Personnel costs consist primarily of unpaid salary accrual for our chief executive officer.

Professional fees decreased $2,450 (3.26%) from $75,160 for 2015 to $72,710 in 2016 primarily due to reduced amount of events requiring such services.

Marketing expenses decreased $8,243 (71.51%) from $11,527 for 2015 to $3,284 in 2016 primarily due to reduced trade show and public relations expenditures.

Stock related expenses increased $3,550 (229.48%) from $1,547 in 2015 to $5,097 in 2016 primarily due to increased professional services.

Amounts charged to equity based payment expense for the options granted to employees and non-employees was $0 and $4,874 for 2015 and 2016, respectively.

Research and development includes website and applications development costs. Research and development expenses decreased $7,597 (97.43%) from $7,797 for 2015 to $200 for 2016 primarily due to reduced costs of website development. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel and entertainment increased $1,701 (152.01%) from $1,119 in 2015 to $2,820 for 2016 primarily due to business development activities.

The increase in rent expense of $1,064 (15.76%) from $6,751 in 2015 to $7,815 in 2016 is not significant.

All of our other operating costs decreased as result of generally keeping costs down.

We had operating losses of $265,807 and $317,261 for 2016 and 2015, respectively.

We value the derivative liability at the end of each accounting period the difference in value is recognized as gain or loss. We recognized $138,619 of loss for the change in value of the derivative for 2015. The derivative liability was fully discharged during 2015.

Interest expense for the year ended December 31, 2015 was $48,926 and includes $8,671 of amortization of original issue discount, $29,964 of amortization of debt discount, and $10,293 of accrued interest. All interest bearing liabilities were fully discharged during 2016.

We had net losses of $265,807 and $615,768 for 2016 and 2015, respectively. The decrease in net loss for 2016 is due primarily to the discharge of convertible debt during 2015.

Liquidity and Capital Resources

Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of December 31, 2016, we had a working capital deficit of $665,019 as compared to a working capital deficit of $450,517 at December 31, 2015.

During the year ended December 31, 2016, operations used cash of $85,664 as compared to cash of $114,414 for the year ended December 31, 2015.

There was no investing activity during the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016 financing activities provided cash of $82,085. During the year ended December 31, 2015 financing activities provided cash of $99,440.

During 2016 related parties provided a net amount of $82,085 in cash to finance the Company. Additionally, the Company made an accrual of officer salaries in the amount of $150,000.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, for the reasons set forth below under “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on its evaluation under this framework, for the reasons set forth below, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date and Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

•	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•	We do not have a majority of independent directors on our board of directors. This may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

•	We have inadequate segregation of duties. We have an inadequate number of personnel to properly implement control procedures.

Adjustments made as a result of our audit.

Management believes that the lack of a functioning audit committee and the lack of a majority of independent directors on our board of directors may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, subject to receipt of necessary funding, we plan to initiate the following series of measures:

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

We anticipate that these initiatives can be implemented in conjunction with the growth of our business.

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

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s executive officers and directors as of April 17, 2017. Each of our officers and directors was appointed as of September 20, 2012 except that Robert Gayman became our Chief Financial Officer on May 10, 2016 and Lawrence Roan became a director on September 15, 2015.

Name	Age	Title

Robert R. Gayman	56	Chief Executive Officer, Chief Financial Officer, President and Director

Howard Fuller	53	Director

Lawrence Patrick Roan	57	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Robert R. Gayman, Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board of Directors

Robert R. Gayman was appointed as our Chief Executive Officer, President and Chairman of the Board of Directors on September 20, 2012 and as our Chief Financial Officer on May 10, 2016. He has served as Chief Executive Officer of our wholly-owned subsidiary, LifeApps, Inc., since July 15, 2009.  Mr. Gayman has been a leader in the development and commercialization of software for over 20 years.  The majority of his career has been dedicated to the technology sector, focusing on emerging technologies in such fields as interactive gaming and mobile devices.  From August, 2000 to May, 2012, he served as Chief Executive Officer for Dolphin Interactive Inc., a company which he started and is a sales, marketing and consultancy company specializing in sales and marketing services to technology consumer package goods companies from fortune 500 companies to start-up entities, where his responsibilities included overall operational responsibility.  In addition, from 2005 Robert additionally acts as a Senior Associate to Consulting firm Fuller Jones Associates in the areas of retail, entertainment and digital media consulting projects on an assignment basis.  Prior to that, from 1995 to 2000, he was the Western Regional Sales Manager at SONY Computer Entertainment of America, a diversified technology and entertainment company, where he directed sales activities to the company’s top tier accounts including Best Buy, Target and Walmart.

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

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Board of Directors and Corporate Governance

Our Board of Directors consists of three (3) members, Robert Gayman, Howard Fuller and Lawrence P. Roan.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2016, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, satisfied their Section 16(a) filing requirements although Robert Gayman, Lawrence Patrick Roan, Howard Fuller and Lesly Thompson filed reports on a late basis.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2016 and 2015 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2016; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2016 who received annual compensation during the fiscal year ended December 31, 2016 in excess of $100,000; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2016 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2016.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Gayman, CEO	2016	$150,000	0	0	15,600	0	0	0	$165,600
	2015	$150,000	0	0	0	0	0	0	$150,000

Employment Agreements

On September 20, 2012, Robert Gayman, our CEO, entered into an employment contract, the significant terms of which are as follows:

•	initial period of employment is twenty-four months and may be automatically extended for twelve month periods thereafter;

•	annual base salary of $150,000 per annum;

•	annual bonus at such time and in such amount as may be determined by the Board of Directors; and

•	participation in 2012 Equity Incentive Plan as determined by the Board of Directors.

On September 20, 2016, the employment period under Mr. Gayman’s employment contract automatically renewed until September 20, 2017.

On May 24, 2016 we granted and issued 6,000,000 non-statutory stock options under our 2012 Equity Incentive Plan to Robert Gayman. Each option is exercisable to purchase one share of our common stock upon vesting at an exercise price of $0.0026 per share. The options have a term of 4 years and vest quarterly on the three, six, nine and twelve month anniversaries of the date of grant.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 5, 2017, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o LifeApps Brands Inc., 10636 Scripps Summit Court Suite 166, San Diego, CA 92131.

Title of Class:  Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class (2)

Robert Gayman	10,233,332 (Direct)	(2)	32.7%
Howard Fuller	1,020,000 (Direct)	(3)	3.99%
Lawrence Patrick Roan	8,661,025 (Direct)	(4)	30.6%

All directors and executive officers as a group (3 persons)	19,914,357	(2)(3)(4)	56.4%

Lesly A. Thompson 5408 Cody Drive West Des Moines, IA 50266	7,545,456 (Direct)	(5)	26.7%

Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed, which includes shares of common stock that such persons have the right to acquire within 60 days from April 5, 2017.

(1) Percentages are based upon 25,311,186 shares of our common stock outstanding as of April 5, 2017.

(2) Includes 6,000,000 shares of our common stock that may be issued to Mr. Gayman within 60 days upon exercise of stock options granted under our 2012 Equity Incentive Plan.

(3) Includes 1,000,000 shares of our common stock that may be issued to Mr. Fuller within 60 days upon exercise of stock options granted under our 2012 Equity Incentive Plan.

(4) Includes 3,000,000 shares of our common stock that may be issued to Mr. Roan within 60 days upon exercise of stock options granted under our 2012 Equity Incentive Plan.

(5) Includes 3,000,001 shares of our common stock that may be issued to Ms. Thompson upon conversion of a loan.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	15,000,000	$0.0026	5,000,000
Equity compensation plans not approved by securities holders	—	—	—

Total	15,000,000	$0.0026	5,000,000

As of December 31, 2016, we have authorized for issuance stock options under the 2012 Plan to employees to purchase an aggregate of 20,000,000 (post-split basis) shares of our common stock. Of these 2012 Plan options, there are outstanding four-year options for 15,000,000 shares with an exercise price of $0.0026 per share. During the year ended December 31, 2016 an aggregate of 615,000 options expired.

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

During the year ended December 31, 2016, Mr. Gayman advanced the Company $7,450 to pay operating expenses. In addition, he did not receive $150,000 of his salary which has been accrued on the Company’s financial statements.

During the year ended December 31, 2016, a director loaned the Company $29,635 and a principal shareholder loaned the Company $45,000 to pay operating expenses.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fee Category	Fiscal year ended December 31, 2016	Fiscal year ended December 31, 2015

Audit fees (1)	$20,500	$25,581
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$20,500	$25,581

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated as of September 20, 2012 by and among Registrant, LifeApps Acquisition Corp., and LifeApps Inc. (1)
2.2	2.2	Articles of Merger dated as of September 20, 2012 for the merger of LifeApps Acquisition Corp. into LifeApps Inc. (1)
2.3	2.1	Asset Acquisition Agreement Among the Registrant, LifeApps Inc. and Edward D. Laffey dated March 29, 2013 (4)
3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant dated August 23, 2012 (1)
3.2	3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant dated December 31, 2015 (7)
3.3	3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2012 (2)
4.1	4.1	Form of Investor Warrant issued the investors in the September 2012 Private Placement Offering (1)
4.2	4.1	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan (8)
10.1	10.1	Split-Off Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp., and Andrew Listerman (1)
10.2	10.2	General Release Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp. and Andrew Listerman (1)
10.3	10.3	Form of Subscription Agreement between Registrant and the investors in the Private Placement Offering (1)
10.4	10.4	Subscription Escrow Agreement dated August 27, 2012, by and among the Registrant and Gottbetter & Partners, LLP (1)
10.5	10.5	Employment Agreement dated September 20, 2012 between Registrant and Robert R. Gayman (1)
10.6	10.6	Registrant’s 2012 Equity Incentive Plan (1)
10.7	10.7	Form of Lock-Up Agreement (1)
10.8	10.8	Mobile App Agreement between LifeApps and Rachel Buehler dated May 7, 2012 (1)
10.9	10.9	Debt Conversion Agreement by and between the Registrant and Robert Gayman dated March 25, 2015 (6)
10.10	10.1	Debt Conversion Agreement dated as of October 27, 2016 between Registrant and Lesly A. Thompson (9)
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter, dated November 5, 2012, from Li & Company, P.C. (3)
16.2	16.2	Letter dated September 17, 2014, from Eide Bailly LLP (5)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Schema Document***
101.CAL	*	XBRL Calculation Linkbase Document***
101.DEF	*	XBRL Definition Linkbase Document***
101.LAB	*	XBRL Label Linkbase Document***
101.PRE	*	XBRL Presentation Linkbase Document***

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

(7)	Filed with the Securities and Exchange Commission on January 7, 2016 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated December 31, 2015, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on May 27, 2016 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated May 24, 2016, which exhibit is incorporated herein by reference.

(9)	Filed with the Securities and Exchange Commission on November 2, 2016 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated October 27, 2016, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEAPPS BRAND INC.

Dated: April 17, 2017	By:	/s/ Robert Gayman
	Name:	Robert Gayman
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Gayman	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of	April 17, 2017
Robert Gayman	the Board of Directors

/s/ Howard Fuller	Director	April 17, 2017
Howard Fuller

/s/ Lawrence Roan	Director	April 17, 2017
Lawrence Roan

LIFEAPPS BRAND INC.

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LifeApps Brands Inc. (formerly LifeApps Digital Media Inc.)

Del Mar, CA

We have audited the accompanying consolidated balance sheets of LifeApps Brands Inc. (formerly LifeApps Digital Media Inc.) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeApps Brands Inc. (formerly LifeApps Digital Media Inc.) as of December 31, 2016 and 2015 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern.  There is no certainty that funding will be available as needed. The company’s ability to continue our operations as a going concern, realize the carrying value of the company’s assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

April 17, 2017

LifeApps Brands Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Current assets:
Cash	$1,388	$4,968
Other current assets	940	940
Total current assets	2,328	5,908
Fixed assets, net of depreciation	-	649
Intangible asset, net of amortization	1,125	10,274
Total Assets	$3,453	$16,831

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$130,708	$126,871
Amounts due to related parties	536,639	329,554
Total current liabilities	667,347	456,425
Total liabilities	667,347	456,425

Stockholders' (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized none issued or outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 25,311,186 and 19,918,186 shares issued and outstanding, as of December 31, 2016 and 2015, respectively	25,311	19,918
Additional paid in capital	2,099,358	2,063,244
Accumulated (deficit)	(2,788,563)	(2,522,756)
Total stockholders’ (deficit)	(663,894)	(439,954)
Total Liabilities and Stockholders’ (Deficit)	$3,453	$16,831

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015
Revenue	$12,055	$139,660
Cost of revenue	8,171	115,600
Gross profit	3,884	24,060
Operating expenses:
General and administrative	259,892	302,969
Depreciation and amortization	9,799	38,352
Total operating expenses	269,691	341,321
Operating loss	(265,807)	(317,261)
Other (income) and expenses:
Change in derivative liability	-	138,619
Financing related costs – related parties	-	110,962
Interest (income) expense, net	-	48,926
Total other (income) and expense	-	298,507
Loss before income taxes	(265,807)	(615,768)
Provision for income taxes	-	-
Net (loss)	$(265,807)	$(615,768)

Per share information - basic and fully diluted:
Weighted average shares outstanding	21,417,835	13,072,129

Net (loss) per share	$(0.01)	$(0.05)

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2015	6,102,000	$6,100	$1,613,158	$(1,906,988)	$(287,728)
Conversion of debt – convertible debt	6,508,500	6,508	260,182	-	266,690
Conversion of debt – related party	7,307,686	7,308	189,904	-	197,212
Net loss for the year ended December 31, 2015	-	-	-	(615,768)	(615,768)
Balance, December 31, 2015	19,918,186	19,916	2,063,244	(2,522,756)	(439,594)
Equity based compensation	-	-	4,874	-	4,874
Conversion of debt – related party	4,545,455	4,545	20,455	-	25,000
Stock issued for services	847,545	848	10,785	-	11,633
Net loss for the year ended December 31, 2016	-	-	-	(265,807)	(265,807)
Balance, December 31, 2016	25,311,186	$25,311	$2,099,358	$(2,788,563)	$(663,894)

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flow from operating activities:
Net loss	$(265,807)	$(615,768)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	649	2,557
Amortization	9,149	35,795
Stock based compensation	16,507	-
Financing related costs – convertible debt	-	193,007
Financing related costs – related party	-	110,961
Officer salary accrual	150,000	150,000
Changes in operating assets and liabilities:
Accounts receivable	-	3,652
Other current assets	-	(595)
Accounts payable and accrued expenses	3,838	5,977

Net cash used in operations	(85,664)	(114,414)

Cash flow from financing activities:
Shareholders advances	83,085	111,740
Shareholder repayment	(1,000)	(12,300)
Net cash provided by financing activities	82,085	99,440

Net decrease in cash	(3,579)	(14,974)
Cash at beginning of period	4,968	19,941
Cash at end of period	$1,388	$4,968

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of notes payable to common stock	$-	$96,054
Conversion of related party loans to common stock	$25,000	$86,250

See the accompanying notes to the consolidated financial statements.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $2,788,563. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Accounts Receivable

A significant majority of our sales are through credit cards and other electronic payment methods. When we do grant credit to our customers it is generally in the form of short term accounts receivables, normally due in 30 days. The credit worthiness of the customer is evaluated prior to the sale. As of the year ended December 31, 2015 all of our accounts receivable were fully reserved. Bad debt expense for the years ended December 31, 2016 and 2015 amounted to $0 and $3,812, respectively.

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

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the years ended December 31, 2016 and 2015. Research and development expenses amounted to $200 and $7,797 for years ended December 31, 2016 and 2015, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $130 and $4,388 for the years ended December 31, 2016 and 2015, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $7,815 and $6,751 for the years ended December 31, 2016 and December 31, 2015, respectively.

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

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

For the years ended December 31, 2016 and 2015 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2016 and 2015, and the outstanding stock options and warrants are anti-dilutive.

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

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

At December 31, 2016 and 2015, fixed assets consisted of the following:

	2016	2015
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(7,670)	(7,021)
	$-	$649

The amount charged to depreciation expense furniture and equipment was $649 and $2,557 for the years ended December 31, 2016 and 2015, respectively.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Continued)

Note 4. Intangible Assets

At December 31, 2016 and 2015, intangible assets consist of the following:

	2016	2015
Internet domain names	$58,641	$58,641
Less accumulated amortization	(58,641)	(55,062)
	$-	$3,580

Website and data bases	$56,050	$56,050
Less accumulated amortization	(56,050)	(51,380)
	$-	$4,670

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(3.375)	(2,475)
	$1,125	$2,025

Total intangibles	$119,191	$119,191
	(108,916)	(108,917)
	$1,125	$10,274

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

The amount charged to amortization expense for all intangibles was $9,149 and $35,795 for the years ended December 31, 2016 and 2015, respectively.

Estimated future amortization expense related to the intangibles as of December 31, 2016 is as follows:

Year Ended December 31,
2017	900
2018	225
$1,125

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

Amount due related party represents cash advances, salary accruals and amounts paid on our behalf by an officer and shareholder of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at December 31, 2016 and 2015, was $536,639 and $329,554, respectively. Salary accruals for each year amounted to $150,000 and net cash advances amounted to $82.085 and $99,440, respectively for the years ended December 31, 2016 and 2015.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Continued)

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

The maximum amount owed to related parties during the years ended December 31, 2016 and 2015 were $536,639 and $329,554 respectively.

Note 6. Convertible Notes Payable

During 2014, we executed a Promissory Note (the “Note”) and received three draws totaling $135,000. The Note was due March 17, 2016 and provided for an original issue discount of $15,185, to be amortized over 24 months, and face interest rate of 12% per annum. The Lender had the right, at any time at its election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price was the lesser of $0.0485 or 60% of the lowest trading price in the 25 trading days prior the conversion. The Note provided for additional penalties if could not deliver the underlying common stock on a timely basis. The Note also provided that the principal amount could be increased, with the consent of the lender to $445,000.

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it was indexed to the Company's common stock and that the conversion features met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

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

We valued the derivative liability and at the end of each accounting period the difference in value is recognized as gain or loss. At June 30, 2015 (the final accounting period during which the liability was outstanding), we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.96 years to maturity, risk free interest rate of 0.56% and annualized volatility of 167%. We recognized $138,619 of expense for the change in value of the derivative for the year ended December 31, 2015.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Continued)

During the year ended December 31, 2015, the lender converted $96,054 of the principal and accrued interest of the Note into 6,508,500 shares of our $0.001 par value common stock and, as a result of this conversion, the Note along with accrued interest has been repaid in full and is no longer outstanding.

The balance at December 31, 2015 was comprised of:

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

During the year ended December 31, 2016 we issued 597,545 shares of common stock in settlement of $8,058 in previously accrued legal services and issued an additional 250,000 shares for current services valued at $.0143 per share, the closing price of our stock at the date the shares were authorized.

On October 27, 2016, we issued 4,545,455 shares of common stock to a related party for the conversion of $25,000 of working capital advances.

Note 8. Stock Based Compensation

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provided for the issuance of up to 666,667 shares of our common stock. During October 2015 the Board of Directors amended the plan to increase the number of shares issuable under the LifeApps Digital Media Inc. 2012 Equity Incentive Plan to 20,000,000, on a post-Reverse Stock Split basis. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 418,333 shares of our common stock in periods prior to December 31, 2015. All of those options have been cancelled or lapsed as of December 31, 2016. On May 24, 2016 our Board of Directors granted options to purchase 15,000,000 shares of our common stock to officers and or directors and a consultant. The options are exercisable quarterly from the grant date over a four-year term.

The fair value of the options granted, $39,000, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	4
Volatility	383%
Risk Free interest rate	0.68%
Dividend yield (on common stock)	-

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Continued)

Stock based compensation expense for the year ended December 31, 2016 amounted to $4,874. There was no stock based compensation expense recorded for the year ended December 31, 2015 as the prior year options were fully vested during 2014.

The following is a summary of stock option issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2016	240,000	$0.57	.43	-
Granted	10,000,000	$.0026	3.4	-
Exercised	-	$-	-	-
Cancelled	(240,000)	$.057	-	-
Outstanding December 31, 2016	10,000,000	$.0026	3.4	-
Exercisable December 31, 2016	1,250,000	$.0026	3.4	-

There will be approximately $22,750 of additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2016	375,000	$0.87	-	-
Granted	5,000,000	$.0026	3.4	-
Exercised	-	$-	-	-
Cancelled	(375,000)	$.87	-	-
Outstanding December 31, 2016	5,000,000	$0.0026	3.4	$-
Exercisable December31, 2016	625,000	$-	3.4	$-

There will be approximately $11,400 of additional compensation expense recognized in future periods.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Continued)

Note 9. Outstanding Warrants

There were no warrants issued during the years ended December 31, 2016 or 2015. The following is a summary of outstanding warrants as of December 31, 2015:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	400,000	$15.00	.72	$-

The warrants expire on September 20, 2017.

Note 10. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2016 and 2015, is summarized below:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(89,300)	(139,000)
State	(14,400)	22,500)
Total deferred	(103,700)	(161,500)
Increase in valuation allowance	103,700	161,500
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2016 and 2015 are as follows:

	2016	2015
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(39.5)%	(39.5)%
	0.0%	0.0%

Components of the net deferred income tax assets at December 31, 2016 and 2015 were as follows:

	2016	2015
Net operating loss carryovers	$604,800	$501,100
Valuation allowance	(604,800)	(501,100)
	$-	$-

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(Continued)

In accordance with ASC 740, at December 31, 2016 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $604,800.

As of December 31, 2016 we had cumulative net operating loss carry forwards of approximately $1,531,100 which expire from 2032 through 2036.

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

No customers accounted for more than 10% of our revenues in the years ended December 31, 2016 and 2015.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

