Form 10-Q
period 2017-03-31
LIFEAPPS BRANDS INC.
filed 2017-05-22
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 22, 2017 there were issued and outstanding 25,311,186 shares of Common Stock, $0.001 par value.

LIFEAPPS BRAND INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

2

LIFEAPPS BRAND INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LifeApps Brands Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current assets:
Cash	$1,117	$1,388
Other current assets	940	940
Total current assets	2,057	2,328
Intangible asset, net of amortization	900	1,125
Total Assets	$2,957	$3,453

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$130,709	$130,708
Amount due to related party	574,854	536,639
Total current liabilities	705,563	667,347

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 25,311,186 shares issued and outstanding, as of March 31, 2017 and December 31, 2016	25,311	25,311
Additional paid in capital	2,101,795	2,099,358
Accumulated (deficit)	(2,829,712)	(2,788,563)
Total stockholders’ (deficit)	(702,606)	(663,894)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,957	$3,453

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue	$1,055	$6,588
Cost of revenue	49	6,456
Gross profit	1,006	132
Operating expenses:
General and administrative	41,929	54,096
Depreciation and amortization	225	9,027
Total operating expenses	42,154	63,123
Loss before income taxes	(41,148)	(62,991)
Provision for income taxes	—	—
Net (loss)	$(41,148)	$(62,991)

Per share information - basic and fully diluted:
Weighted average shares outstanding	25,311,186	20,469,256

Net (loss) per share	$(0.00)	$(0.00)

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Net cash used in operations	$(986)	$(17,647)

Cash flow from investing activities:
Net Cash used in investing activities	—	—

Cash flow from financing activities:
Shareholder advances	715	15,000
Net cash provided by financing activities	715	15,000

Net (decrease) in cash	(271)	(2,647)
Cash at beginning of period	1,388	4,968
Cash at end of period	$1,117	$2,321

Non-cash financing activities:
Conversion of accounts payable to common stock	$—	$8,058
Officer salary accrual	$37,500	$37,500

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Brands Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Brands Inc. at March 31, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of 2,829,712. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

March 31, 2017 and 2016

(Unaudited)

Fair Value Measurements:

Our financial instruments consist of cash, short-term trade receivables, prepaid expenses, payables, accruals and convertible notes payable. The carrying values of cash and cash equivalents, short-term trade receivables, prepaid expenses, payables, and accruals approximate fair value because of the short term maturities of these instruments.

Accounts Receivable

A significant majority of our sales are through credit cards and other electronic payment methods. When we do grant credit to our customers it is generally in the form of short term accounts receivables, normally due in 30 days. The credit worthiness of the customer is evaluated prior to the sale. As of March 31, 2017 all of our accounts receivable were fully reserved. There was no bad debt expense recorded during the three month periods ended March 31, 2017 and 2016.

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

March 31, 2017 and 2016

(Unaudited)

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the periods ended March 31, 2017 and 2016. Research and development expenses amounted to $0 for three months ended March 31, 2017 and 2016. Research and development expenses when present are included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $0 and $130 for the three months ended March 31, 2017 and 2016, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $2,160 and $2,145 for the for three months ended March 31, 2017 and 2016, respectively.

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

For the for three months ended March 31, 2017 and 2016 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the for three months ended March 31, 2017 and 2016, and the outstanding stock options and warrants are anti-dilutive.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

(Unaudited)

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the recently issued standards that are not yet effective will not have an impact on our results of operations and financial position.

Note 3. Fixed Assets

At March 31, 2017 and December 31, 2016, fixed assets consisted of the following:

	2017	2016
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(7,670)	(7,670)
	$—	$—

The amount charged to depreciation expense for furniture and equipment was $0 and $607 for the three months ended March 31, 2017 and 2016, respectively.

Note 4. Intangible Assets

At March 31 2017 and December 31, 2016, intangible assets consist of the following:

	2017	2016
Internet domain names	$58,641	$58,641
Less accumulated amortization	(58,641)	(58,641)
	$—	$—

Website and data bases	$56,050	$56,050
Less accumulated amortization	(56,050)	(51,380)
	$—	$4,760

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(3,600)	(3,375)
	$900	$1,125

Total intangibles	$119,191	$119,191
	(118,291)	(118,066)
	$900	$1,125

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

The amount charged to amortization expense for all intangibles was $225 and $8,419 for the three months ended March 31, 2017 and 2016, respectively.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

(Unaudited)

Estimated future amortization expense related to the intangibles as of March 31, 2017 is as follows:

Year Ended December 31,
2017	$675
2018	225
$900

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

Amount due to related parties represent cash advances, salary accruals and amounts paid on our behalf by officers and shareholders of the Company. These advances are non-interest bearing, short-term in nature and due on demand. The balance at March 31, 2017 and December 31, 2016, was $574,854 and $536,639, respectively. Salary accruals for each period amounted to $37,500 and net cash advances amounted to $715 and $15,000, respectively for the three months ended March 31, 2017 and 2016.

Note 6. Stockholders’ Equity

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

The fair value of the options granted, $39,000, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	4
Volatility	383%
Risk Free interest rate	0.68%
Dividend yield (on common stock)	—

Stock based compensation expense recorded for the periods ended March 31, 2017 and 2016 was $2,437 and $0, respectively.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

(Unaudited)

The following is a summary of stock options issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2017	10,000,000	$0.0026	3.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding March 31, 2017	10,000,000	$.0026	3.15	—
Exercisable March 31, 2017	1,875,000	$.0026	3.15	—

There will be approximately $21,125 of additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2016	5,000,000	$0.026	3.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding December 31, 2016	5,000,000	$0.0026	3.15	$—
Exercisable December31, 2016	937,500	$0.026	3.15	$—

There will be approximately $10,600 of additional compensation expense recognized in future periods.

Note 8. Outstanding Warrants

There were no warrants issued during the periods ended March 31, 2017 or 2016. The following is a summary of outstanding warrants as of March 31, 2017:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	400,000	$15.00	1.47	$—

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

(Unaudited)

The warrants expire on September 20, 2017.

Note 9. Income Taxes

Income tax provision (benefit) for the periods ended March 31, 2017 or 2016, is summarized below:

	2017	2016
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(14,000)	(21,400)
State	(2,300)	(3,500)
Total deferred	(16,300)	(24,900)
Increase in valuation allowance	16,300	24,900
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of March 31, 2017 and 2016 are as follows:

	2017	2016
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(39.5)%	(39.5)%
	0.0%	0.0%

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded. The Company had deferred fix assets of $621,100 and $604,800 as of December 31, 2016 and 2015, respectively, resulting from net operating loss carry-forwards of approximately $1,572,000 at December 31, 2016.

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

No customers accounted for more than 10% of our revenues in the periods March 31, 2017 and 2016.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017 and 2016

(Unaudited)

Note 11. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2017 and March 31, 2016 and for the nine months ended September 30, 2016 and 2015 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

LifeApps® is a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. LifeApps® is also a licensed developer on both Google Play and Amazon Appstore for Android. LifeApps® has distributed apps/publications on all three platforms. Moving forward LifeApps® is developing new apps, and exploring new opportunities pairing apps with physical retail and e-commerce/mobile-commerce products.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of March 31, 2017, we have incurred losses of $2,829,712. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended March 31, 2017 compared with the respective period ended March 31, 2016

Revenues for the three months ended March 31, 2017 and 2016 were $1,055 and $6,588, respectively. Revenues for the three months ended March 31, 2017 were derived primarily from sales of sports products. Revenues for the three months ended March 31, 2016 were derived primarily from sales of sports apparel. The decrease in revenues is due to a decrease in marketing by us and increased competition.

Cost of revenues normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs. Cost of revenue related to product sales includes the direct cost of those products sold.

Cost of revenues for the three months ended March 31, 2017 and 2016 was $49 (4.6%) and $6,456 (98%), respectively. This resulted in a gross profit for three months ended March 31, 2017 and 2016 of $1,066 (95.4%) and $132 (2%), respectively. Costs were primarily the cost of products sold. The increase in gross margin is primarily due to sales of discontinued product.

The following is a breakdown of our selling, general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three months Ended March 31,
	2017	2016	Difference
Personnel costs	$37,500	$38,047	$(547)
Professional fees	0	2,000	(2,000)
Marketing and advertising	0	740	(740)
Stock related expenses	2,437	4,498	(2,061)
Rent	2,160	2,145	15
Other expenses	(168)	6,666	(6,834)
	$41,929	$54,096	$(12,167)

Professional fees decreased $2,000 (100%) from $2,000 for the three months ended March 31, 2016 to $0 for the three months ended March 31, 2017. The decrease is a result of decreased legal and accounting fees associated with the Company’s financing activities.

Expenses related to our common stock decreased $2,061 (45.8%) from $4,498 for the three months ended March 31, 2016 to $2,437 for the three months ended March 31, 2017. The 2017 period includes recognition of stock option expense for options vested during the quarter.

Our marketing and advertising expenses decreased $740 (100%) from $740 for the three months ended March 31, 2016 to $0 for the three months ended March 31, 2017. The decrease is a result of controlling our expenditures.

All of our other operating costs decreased as the result of generally keeping costs down.

We had operating losses and net losses of $41,148 and $62,991for the three months ended March 31, 2017 and March 31, 2016, respectively.

Liquidity and Capital Resources

To date, we have been financed primarily by capital contributions from members of LifeApps LLC, the predecessor to LifeApps, from short term loans and through sales of our securities. Our existing sources of liquidity may not be sufficient for us to implement our business plans. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as needed.

As of March 31, 2017, we had negative working capital of $703,506 as compared to negative working capital of $665,019 at December 31, 2016.

During the three months ended March 31, 2017 and 2016, operations used cash of $986 and $17,647 respectively.

During the three months ended March 31, 2017 and 2016, we used no cash in investing activities.

During the three months ended March 31, 2017 and 2016, net cash provided by financing activities was $715 and $15,000, respectively.

Additionally, we received 35+ net amounts of $715 and $0 of cash advances from our chief executive officer and net amounts of $0 and $15,000 of cash advances from a director during the three months ended March 31, 2017 and 2016, respectively.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $2,829,712 as of March 31, 2017 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold no unregistered equity securities during the quarter ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

(DELETE SECTION IF NO “OTHER INFORMATION” IS BEING REPORTED)

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

LIFEAPPS BRANDS INC.

May 22, 2017	By:	/s/ Robert Gayman
Robert Gayman, Chief Executive Officer

LIFEAPPS BRANDS INC.

May 22, 2017	By:	/s/ Robert Gayman
Robert Gayman, Chief Financial Officer