Form 10-Q
period 2017-06-30
LIFEAPPS BRANDS INC.
filed 2017-08-21
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54867

LIFEAPPS BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Polo Plaza, 3790 Via De La Valle, #125E, Del Mar, CA 92014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 21, 2017 there were issued and outstanding 25,311,186 shares of Common Stock, $0.001 par value.

LIFEAPPS BRAND INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

LIFEAPPS BRAND INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LifeApps Brands Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash	$2,084	$1,388
Other current assets	595	940
Total current assets	2,679	2,328
Intangible asset, net of amortization	675	1,125
Total Assets	$3,354	$3,453

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$130,708	$130,708
Amounts due to related party	653,949	536,639
Total current liabilities	784,657	667,347

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized, 25,311,186 shares issued and outstanding, as of June 30, 2017 and December 31, 2016	25,311	25,311
Additional paid in capital	2,104,232	2,099,358
Accumulated (deficit)	(2,910,846)	(2,788,563)
Total stockholders’ (deficit)	(781,303)	(663,894)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,354	$3,453

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,251	4,433	2,306	11,021
Cost of revenue	—	1,615	49	8,071
Gross profit (loss)	1,251	2,818	2,257	2,950
Operating expenses:
General and administrative	82,161	60,953	124,090	115,049
Depreciation and amortization	225	322	450	9,349
Total operating expenses	82,386	61,275	124,540	124,398,
(Loss) before income taxes	(81,135)	(58,457)	(122,283)	(121,448)
Provision for income taxes	—	—	—	—
Net (loss)	$(81,135)	$(58,457)	$(122,283)	$(121,448)

Per share information - basic and fully diluted:
Weighted average shares outstanding	25,311,186	20,515,731	25,311,186	20,492,493

Net (loss) per share	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

* Denotes a loss of less than $(0.01) per share.

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Net cash used in operations	$(41,614)	$(38,281)

Cash flows from investing activities:
Net Cash used in investing activities	—	—

Cash flow from financing activities:
Related party advances	42,310	38,635
Repayments of advances from related parties	—	(2,000)
Net cash provided by financing activities	42,310	36,635

Net increase (decrease) in cash	696	(1,646)
Cash at beginning of period	1,388	4,968
Cash at end of period	$2,084	$3,322

Non-cash financing activities:
Conversion of accounts payable to common stock	$—	$8,058
Officer salary accrual	$75,000	$75,000

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and 2016

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Brands Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Brnads Inc. at June 30, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $2,910,846. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

June 30, 2017 and 2016

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

June 30, 2017 and 2016

(Unaudited)

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the periods ended June 30, 2017 and 2016. Research and development expenses amounted to $0 and $200 for three months ended June 30, 2017 and 2016, respectively and $0 and $200 for six months ended June 30, 2017 and 2016, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $0 and $130 for the three months ended June 30, 2017 and 2016, respectively and $0 and $130 for six months ended June 30, 2017 and 2016, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $1,452 and $1,430 for the for three months ended June 30, 2017 and 2016, respectively and $3,612 and $3,575 for the for six months ended June 30, 2017 and 2016, respectively.

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

For the for three and six months ended June 30, 2017 and 2016 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and 2016

(Unaudited)

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the for three months ended June 30, 2017 and 2016, and the outstanding stock options and warrants are anti-dilutive.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the recently issued standards that are not yet effective may not have an impact on our results of operations and financial position.

Note 3. Fixed Assets

At June 30, 2017 and December 31, 2016, fixed assets consisted of the following:

	2017	2016
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(7,670)	(7,670)
	$—	$—

The amount charged to depreciation expense furniture and equipment was $0 and $42 for of the three months ended June 30, 2017 and 2016, respectively and was $0 and $649 for of the six months ended June 30, 2017 and 2016, respectively.

Note 4. Intangible Assets

At June 30, 2017 and December 31, 2016, intangible assets consist of the following:

	2017	2016
Internet domain names	$58,641	$58,641
Less accumulated amortization	(58,641)	(58,641)
	$—	$—

Website and data bases	$56,050	$56,050
Less accumulated amortization	(56,050)	(56,050)
	$—	$—

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(3,825)	(3,375)
	$675	$1,125

Total intangibles	$119,191	$119,191
	(118,516)	(118,066)
	$675	$1,125

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and 2016

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

The amount charged to amortization expense for all intangibles was $225 and $280 for the three months ended June 30, 2017 and 2016, respectively and was $450 and $8,699 for the six months ended June 30, 2017 and 2016, respectively.

Estimated future amortization expense related to the intangibles as of June 30, 2017 is as follows:

Year Ended December 31,
2017	450
2018	225
$675

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

Amount due to related parties represent cash advances, salary accruals and amounts paid on our behalf by officers and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at June 30, 2017 and December 31, 2016, was $653,949 and $536,639, respectively. Salary accruals for each period amounted to $75,000 and net cash advances amounted to $42,310 and $38,638, respectively for the six months ended June 30, 2017 and 2016, and were included in amounts due to related party.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and 2016

(Unaudited)

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

The fair value of the options granted, $39,000, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	4
Volatility	383%
Risk Free interest rate	0.68%
Dividend yield (on common stock)	—

Stock based compensation expense recorded for the periods ended June 30, 2017 and 2016 was $2,437 and $0, respectively.

The following is a summary of stock options issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2017	10,000,000	$0.0026	3.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding June 30, 2017	10,000,000	$.0026	2.9	—
Exercisable June 30, 2017	2,500,000	$.0026	2.9	—

There will be approximately $19,500 of additional compensation expense recognized in future periods.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and 2016

(Unaudited)

The following is a summary of stock options issued to non-employees, excluding Directors:.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2016	5,000,000	$0.026	3.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding June 30, 2017	5,000,000	$0.0026	2.9	$—
Exercisable June 30, 2017	1,250,000	$0.026	2.9	$—

There will be approximately $9,750 of additional compensation expense recognized in future periods.

Note 8. Outstanding Warrants

There were no warrants issued during the periods ended June 30, 2017 or 2016. The following is a summary of outstanding warrants as of June 30, 2017:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant

Warrants issued in connection with private placement of units in 2012	400,000	$15.00	1.25	$—

The warrants expire on September 20, 2017.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and 2016

(Unaudited)

Note 10. Income Taxes

Income tax provision (benefit) for the periods ended June 30, 2017 and 2016, is summarized below:

	2017	2016
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(41,600)	(41,300)
State	(6,700)	(6,700)
Total deferred	(48,300)	(48,000)
Increase in valuation allowance	48,300	48,000
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of June 30, 2017 and 2016 are as follows:

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

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and 2016

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

No customers accounted for more than 10% of our revenues in the periods June 30, 2017 and 2016.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2017 and June 30, 2016 and for the six months ended June 30, 2017 and 2016 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2017. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Our SportsOne  business has been curtailed in order to better utilize resources to serve the new direction and focus of the Company.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of June 30, 2017, we have incurred losses of $2,910,846. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended June 30, 2017, compared with the three months ended June 30, 2016

Revenues for the three months ended June 30, 2017 and 2016 were $1,251 and $4,433, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the three months ended June 30, 2017 and 2016 was $0 (0%) and $1,615 (36.4%), respectively. This resulted in a gross profit for three months ended June 30, 2017 and 2016 of $1,251 (100%) and $2,818 (63.6%), respectively. Costs were primarily the cost of products sold. The increase in gross margin is primarily due to product mix.

We had net losses of $81,135 and $58,457 for the three months ended June 30, 2017 and 2016, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended June 30, 2017 and 2016:

	Three months Ended June 30,
	2017	2016	Difference
Personnel costs	$37,500	$37,495	$(5)
Professional fees	32,000	16,930	15,070
Marketing and advertising	3,495	1,005	2,490
Travel and entertainment	2,610	—	2,610
Stock related expenses	2,437	599	1.838
Research and development	—	200	(200)
Rent	1,452	1,430	22
Other expenses	2,667	3,294	(626)
	$82,161	$60,953	$21,208)

Personnel costs were constant for the periods and consist solely of accrual of officer salary pursuant to an employment contract.

Professional fees increased $15,070 (47.1%) from $16,930 for the three months ended June 30, 2016 to $32,000 for the three months ended June 30, 2017. The increase is a result of timing of accounting and legal services rendered and a contract payment for business development services.

Marketing and advertising increased $2,490 (71.2%) from $1,005 for the three months ended June 30, 2016 to $3,495 for the three months ended June30, 2017. The increase is a result of a consulting contract for new market research.

Research and development includes website and applications development costs. Research and development and development activities were not significant during the quarters ended June 30, 2017 and 2016. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel expenses increased $2,610 (100%) from $0 for the three months ended June 30, 2016 to $2,610 for the three months ended June 30, 2017. The increase is due to executive travel in connection with the new marketing research effort.

All of our other operating costs decreased as result of generally keeping costs down.

We had operating losses of $81,135 and $58,457 for 2017and 2016, respectively.

Six months ended June 30, 2017, compared with the six months ended June 30, 2016

Revenues for the six months ended June 30, 2017 and 2016 were $2,306 and $11,021 respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the six months ended June 30, 2017 and 2016 was $49 (2.1%) and $8,071 (73.2%) respectively. This resulted in a gross profit for the six months ended June 30, 2017 and 2016 of $2,950 (26.8%) and $2,950 26.8%), respectively. Costs were primarily the cost of products sold and the margin varies depending on products sold has been sold. The decrease in gross margin is primarily to product mix.

We had net losses of $122,283 and $121,448 for the six months ended June 30, 2017 and 2016, respectively.

The following is a breakdown of our selling, general and administrative expenses for the six months ended June 30, 2017 and 2016:

	Six months Ended June 30,
	2017	2016	Difference
Personnel costs	$75,000	$75,512	$(512)
Professional fees	32,000	18,930	13,070
Marketing and advertising	3,495	1,745	1,750
Travel and entertainment	2,610	—	2,610
Stock related expenses	4,874	5,097	(223)
Rent	3,612	3,575	37
Research and development	—	200	(200)
Other expenses	2,499	9.960	(7,461)
	$124,090	$115,049	$9,041

Personnel costs were constant for the periods and consist solely of accrual of officer salary pursuant to an employment contract.

Professional fees increased $13,070 (40.8%) from $18,930 for the six months ended June 30, 2016 to $32,000 for the six months ended June 30, 2017. The increase is a result of timing of accounting and legal services rendered and a contract payment for business development services.

Marketing and advertising increased $1,750 (50.1%) from $1,745 for the six months ended June 30, 2016 to $3,495 for the six months ended June 30, 2017. The increase is a result of a consulting contract for new market research.

Research and development includes website and applications development costs. Research and development and development activities were not significant during the quarters ended June 30, 2017 and 2016. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel expenses increased $2,610 (100%) from $0 for the six months ended June 30, 2016 to $2,610 for the six months ended June 30, 2017. The increase is due to executive travel in connection with the new marketing research effort.

All of our other operating costs decreased as result of generally keeping costs down.

We had operating losses of $122,283 and $121,448 for 2017 and 2016, respectively.

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

As of June 30, 2017, we had negative working capital of $(781,978) as compared to negative working capital of $(665,019) at December 31, 2016.

During the six months ended June 30, 2017 and 2016, operations used cash of $41,614 and $38,281 respectively.

During the six months ended June 30, 2017 and 2016, we used no cash in investing activities.

During the six months ended June 30, 2017 and 2016, net cash provided by financing activities was $42,310 and $36,635, respectively.

Additionally, we received or (repaid) net amounts of $12,810 and $(2,000) of cash advances from our chief executive officer and net amounts of $29,500 and $38,635 of cash advances from a director and shareholders during the six months ended June, 2017 and 2016, respectively.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $2,910,846 as of June 30, 2017 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 18, 2017, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of equity securities during the quarter ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On June 1, 2017 we entered into a non-binding Letter of Intent (“LOI”) with Gents Group, Inc. (“Gents”), a men’s lifestyle and fashion company, regarding our prospective purchase of substantially all of Gents’ operating assets and certain liabilities (up to $150.000) in exchange for up to 10,000,000 shares of our common stock. The LOI had a 45-day term which was subject to a mutual cancellation and extension option. We were not able to complete the asset purchase during the term of the LOI. Discussions with Gents are continuing however, with respect to other marketable products that might benefit both companies

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

LIFEAPPS BRANDS INC.

August 21, 2017	By:	/s/ Robert Gayman
Robert Gayman, Chief Executive Officer

LIFEAPPS BRANDS INC.

August 21, 2017	By:	/s/ Robert Gayman
Robert Gayman, Chief Financial Officer