Form 10-Q
period 2017-09-30
LIFEAPPS BRANDS INC.
filed 2017-11-13
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Tel: (858) 527-1746

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

As of Novemebr 13, 2017 there were issued and outstanding 25,311,186 shares of Common Stock, $0.001 par value.

LIFEAPPS BRAND INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

LIFEAPPS BRAND INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LifeApps Brands Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash	$1,282	$1,388
Other current assets	595	940
Total current assets	1,877	2,328
Intangible asset, net of amortization	450	1,125
Total Assets	$2,327	$3,453

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$130,708	$130,708
Amounts due to related party	697,649	536,639
Total current liabilities	828,357	667,347

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized, 25,311,186 shares issued and outstanding, as of September 30, 2017 and December 31, 2016	25,311	25,311
Additional paid in capital	2,106,699	2,099,358
Accumulated (deficit)	(2,958,010)	(2,788,563)
Total stockholders’ (deficit)	(826,030)	(663,894)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,327	$3,453

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017		2016
Revenue	$787	147	3,093		11,168
Cost of revenue	—	51	49		8,122
Gross profit (loss)	787	96	3,044		3,046
Operating expenses:
General and administrative	47,726	56,670	171,816		171,719
Depreciation and amortization	225	225	675		9,574
Total operating expenses	47,951	56,895	172,491		181,293
(Loss) before income taxes	(47,164)	(56,799)	(169,447)		(178,247)
Provision for income taxes	—	—	—		—
Net (loss)	$(47,164)	$(56,799)	$(169,447)		$(178,247)

Per share information - basic and fully diluted:
Weighted average shares outstanding	25,311,186	20,515,731	25,311,186		20,500,239

Net (loss) per share	$(0.00)*	$(0.00)*	$(0.0	1)	$(0.01)

* Denotes a loss of less than $(0.01) per share.

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Net cash used in operations	$(48,616)	$(54,918)

Cash flows from investing activities:
Net Cash used in investing activities	—	—

Cash flow from financing activities:
Related party advances	49,310	54,485
Repayments of advances from related parties	(800)	(2,000)
Net cash provided by financing activities	48,510	52,485

Net increase (decrease) in cash	(106)	(2,433)
Cash at beginning of period	1,388	4,968
Cash at end of period	$1,282	$2,535

Non-cash financing activities:
Conversion of accounts payable to common stock	$—	$8,058
Officer salary accrual	$112,500	$112,500
Stock based compensation expense	$7,312	$—

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Brands Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Brands Inc. at September 30, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

We are building health, fitness and sports communities across multiple digital platforms including mobile apps, digital sports and fitness publications, sports and fitness products, sporting events, gateway platforms, online websites and social media.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $2,958,010. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

September 30, 2017 and 2016

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

September 30, 2017 and 2016

(Unaudited)

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the periods ended September 30, 2017 and 2016. Research and development expenses amounted to $0 and $200 for three months ended September 30, 2017 and 2016, respectively and $0 and $200 for nine months ended September 30, 2017 and 2016, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $0 and $130 for the three months ended September 30, 2017 and 2016, respectively and $0 and $130 for nine months ended September 30, 2017 and 2016, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $363 and $2,110 for the for three months ended September 30, 2017 and 2016, respectively and $3,975 and $5,685 for the for nine months ended September 30, 2017 and 2016, respectively.

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

For the for three and six months ended September 30, 2017 and 2016 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

(Unaudited)

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the for three months ended September 30, 2017 and 2016, and the outstanding stock options and warrants are anti-dilutive.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the recently issued standards that are not yet effective may not have an impact on our results of operations and financial position.

Note 3. Fixed Assets

At September 30, 2017 and December 31, 2016, fixed assets consisted of the following:

	2017	2016
Furniture and Equipment	$7,670	$7,670
Less accumulated depreciation	(7,670)	(7,670)
	$—	$—

The amount charged to depreciation expense furniture and equipment was $0 and $629 for of the three months ended September 30, 2017 and 2016, respectively and was $0 and $1,278 for of the nine months ended September 30, 2017 and 2016, respectively.

Note 4. Intangible Assets

At September 30, 2017 and December 31, 2016, intangible assets consist of the following:

	2017	2016
Internet domain names	$58,641	$58,641
Less accumulated amortization	(58,641)	(58,641)
	$—	$—

Website and data bases	$56,050	$56,050
Less accumulated amortization	(56,050)	(56,050)
	$—	$—

Customer and supplier lists	$4,500	$4,500
Less accumulated amortization	(4,050)	(3,375)
	$450	$1,125

Total intangibles	$119,191	$119,191
	(118,741)	(118,066)
	$450	$1,125

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

(Unaudited)

We recognized identifiable intangibles arising from the allocation of the purchase prices of assets acquired in accordance with ASC 805.. We have not recognized any goodwill in these financial statements. Additionally, ASC 805 gives guidance on five types of assets: marketing-related, customer-related, artistic-related, contract-related, and technology based intangible assets. We identified identifiable intangibles that are marketing-related, customer-related, and technology based.

The amount charged to amortization expense for all intangibles was $225 and $9,356 for the three months ended September 30, 2017 and 2016, respectively and was $675 and $18,055 for the nine months ended September 30, 2017 and 2016, respectively.

Estimated future amortization expense related to the intangibles as of September 30, 2017 is as follows:

Year Ended December 31,
2017	225
2018	225
$450

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

Amount due to related parties represent cash advances, salary accruals and amounts paid on our behalf by officers and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at September 30, 2017 and December 31, 2016, was $697,649 and $536,639, respectively. Salary accruals for each period amounted to $112,500 and net cash advances amounted to $48,510 and $52,485, respectively for the nine months ended September 30, 2017 and 2016, and were included in amounts due to related party.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

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

The fair value of the options granted, $39,000, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	4
Volatility	383%
Risk Free interest rate	0.68%
Dividend yield (on common stock)	—

Stock based compensation expense recorded for the periods ended September 30, 2017 and 2016 was $7,312 and $0, respectively.

The following is a summary of stock options issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2017	10,000,000	$0.0026	3.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding September 30, 2017	10,000,000	$.0026	2.65	—
Exercisable September 30, 2017	3,125,000	$.0026	2.65	—

There will be approximately $17,875 of additional compensation expense recognized in future periods.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

(Unaudited)

The following is a summary of stock options issued to non-employees, excluding Directors:.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2016	5,000,000	$0.026	3.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding September 30, 2017	5,000,000	$0.0026	2.65	$—
Exercisable September 30, 2017	1,562,500	$0.026	2.65	$—

There will be approximately $8,935 of additional compensation expense recognized in future periods.

Note 8. Outstanding Warrants

There were no warrants issued during the periods ended September 30, 2017 or 2016. At December 31, 2016 there were warrants outstanding for the purchase of an aggregate of 400,000 shares of the company’s common stock at an exercise price of $15 per share.

The warrants expired on September 20, 2017.

Note 10. Income Taxes

Income tax provision (benefit) for the periods ended September 30, 2017 and 2016, is summarized below:

	2017	2016
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(19,400)	(41,300)
State	(3,100)	(6,700)
Total deferred	(22,500)	(48,000)
Increase in valuation allowance	22,500	48,000
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of September 30, 2017 and 2016 are as follows:

	2017	2016
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(39.5)%	(39.5)%
	0.0%	0.0%

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 and 2016

(Unaudited)

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

No customers accounted for more than 10% of our revenues in the periods September 30, 2017 and 2016.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2017 and September 30, 2016 and for the nine months ended September 30, 2017 and 2016 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of September 30, 2017, we have incurred losses of $2,958,010. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended September 30, 2017, compared with the three months ended September 30, 2016

Revenues for the three months ended September 30, 2017 and 2016 were $787 and $147, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products.

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

Cost of revenue for the three months ended September 30, 2017 and 2016 was $0 (0%) and $51 (34.7%), respectively. This resulted in a gross profit for three months ended September 30, 2017 and 2016 of $787 (100%) and $96 (65.3%), respectively. Costs were primarily the cost of products sold. The increase in gross margin is primarily due to product mix and the sale of inventory fully reserved in prior years..

We had net losses of $47,164 and $56,799 for the three months ended September 30, 2017 and 2016, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended September 30, 2017 and 2016:

	Three months Ended September 30,
	2017	2016	Difference
Personnel costs	$37,500	$37,689	$(179)
Professional fees	6,500	11,265	(4,765)
Marketing and advertising	—	164	(164)
Travel and entertainment	200	—	200
Stock related expenses	2,437	—	2,437
Research and development	—	—	—
Rent	363	2,110	(1,747)
Other expenses	726	5,452	(4,726)
	$47,726	$56,670	$(8,499)

Personnel costs were constant for the periods and consist solely of accrual of officer salary pursuant to an employment contract.

Professional fees decreased $4,765 (73.3%) from $11,265 for the three months ended September 30, 2016 to $6,500 for the three months ended September 30, 2017. The decrease is a result of timing of accounting and legal services rendered.

Marketing and advertising expenses were not significant during the quarters ended September 30, 2017 and 2016.

Research and development includes website and applications development costs. Research and development and development activities were not significant during the quarters ended September 30, 2017 and 2016. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel expenses were not significant during the quarters ended September 30, 2017 and 2016.

Rent expense decreased by $4,726 (650%) from $5,452 for the three months ended September 30, 2016 to $363 for the three months ended September 30, 2017. The decrease is a result of the relocation of our corporate office to a shared office facility.

All of our other operating costs decreased as result of generally keeping costs down.

We had operating losses of $47,164 and $56,799 for the three months ended September 30, 2017 and 2016, respectively.

Nine months ended September 30, 2017, compared with the nine months ended September 30, 2016

Revenues for the nine months ended September 30, 2017 and 2016 were $3,093 and $11,168 respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. The decrease in revenues is due to an across the board downturn in our business.

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

Cost of revenue for the nine months ended September 30, 2017 and 2016 was $49 (1.6%) and $8,122 (72.7%) respectively. This resulted in a gross profit for the nine months ended September 30, 2017 and 2016 of $3,044 (98.4%) and $3,046 (27.2%), respectively. Costs were primarily the cost of products sold and the margin varies depending on products sold has been sold. The decrease in gross margin is primarily to product mix and the sale if inventory fully reserved in prior years..

We had net losses of $169,447 and $178,247 for the nine months ended September 30, 2017 and 2016, respectively.

The following is a breakdown of our selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016:

	Nine months Ended September 30,
	2017	2016	Difference
Personnel costs	$112,500	$113,221	$(721)
Professional fees	38,500	30,930	(7,570)
Marketing and advertising	3,495	1,895	1,600
Travel and entertainment	2,810	—	2,810
Stock related expenses	7,311	7,534	(223)
Rent	3,975	5,685	(1,710)
Research and development	—	200	(200)
Other expenses	3,225	12,254	(9,028)
	$171,816	$171,719	$97

Personnel costs were constant for the periods and consist solely of accrual of officer salary pursuant to an employment contract.

Professional fees decreased $7,570 (40.8%) from $30,930 for the nine months ended September 30, 2016 to $38,500 for the nine months ended September 30, 2017. The decrease is a result of lower accounting and legal services rendered as a result of reduced business activities.

Marketing and advertising increased $1,600 (45.8%) from $1,895 for the nine months ended September 30, 2016 to $3,495 for the nine months ended September 30, 2017. The increase is a result of a consulting contract for new market research.

Research and development includes website and applications development costs. Research and development and development activities were not significant during the quarters ended September 30, 2017 and 2016. Development is an ongoing cost and we anticipate that our development costs both for website and applications may increase in future periods.

Travel expenses increased $2,810 (100%) from $0 for the nine months ended September 30, 2016 to $2,810 for the nine months ended September 30, 2017. The increase is due to executive travel in connection with the new marketing research effort.

Rent expense decreased by $1,710 (43%) from $5,685 for the nine months ended September 30, 2016 to $3,975 for the nine months ended September 30, 2017. The decrease is a result of the relocation of our corporate office to a shared office facility.

All of our other operating costs decreased as result of generally keeping costs down.

We had operating losses of $169,447 and $178,247 for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, we had negative working capital of $(826,480) as compared to negative working capital of $(665,019) at December 31, 2016.

During the nine months ended September 30, 2017 and 2016, operations used cash of $48,616 and $54,918 respectively.

During the nine months ended September 30, 2017 and 2016, we used no cash in investing activities.

During the nine months ended September 30, 2017 and 2016, net cash provided by financing activities was $48,510 and $52,485, respectively.

Additionally, we received net amounts of $15,510 and $2,350 of cash advances from our chief executive officer and net amounts of $33,000 and $52,135 of cash advances from a director and shareholders during the nine months ended September, 2017 and 2016, respectively.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $2,958,010 as of September 30, 2017 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of equity securities during the quarter ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On June 1, 2017 we entered into a non-binding Letter of Intent (“LOI”) with Gents Group, Inc. (“Gents”), a men’s lifestyle and fashion company, regarding our prospective purchase of substantially all of Gents’ operating assets and certain liabilities (up to $150,000) in exchange for up to 10,000,000 shares of our common stock. The LOI had a 45-day term which was subject to a mutual cancellation and extension option. We were not able to complete the asset purchase during the term of the LOI. Discussions with Gents are continuing however, with respect to other marketable products that might benefit both companies

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

LIFEAPPS BRANDS INC.

November 13, 2017	By:	/s/ Robert Gayman
Robert Gayman, Chief Executive Officer

LIFEAPPS BRANDS INC.

November 13, 2017	By:	/s/ Robert Gayman
Robert Gayman, Chief Financial Officer