Form 10-K
period 2017-12-31
LIFEAPPS BRANDS INC.
filed 2018-04-20
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-54867

LIFEAPPS BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2435 Dixie Highway
Wilton, FL	33305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 577-1746

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, there were 25,311,186 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 10,851,374 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was approximately $217,027 as of June 30, 2017, based on the last sale price of $0.02 per share of the common stock on June 30, 2017.

As of April 19, 2018, there were 90,704,686 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to successfully launch new brands;

●	The intensity of competition in the industry in which we operate;

●	Our ability to raise additional capital if, as, and when needed on acceptable terms;

●	General economic conditions that affect our industry or the global environment in which we operate; and

●	Our ability to successfully attract and retain management and other key employees.

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

Organizational History

Through our wholly owned subsidiary LifeApps, Inc., we are a licensed developer and publisher of apps for the Apple Apps Store for iPhone, iPod touch, iPad and iPad mini. We are also a licensed developer on both Google Play and Amazon Appstore for Android. We have distributed apps on all three platforms. Moving forward we are developing a digital media network specializing in targeting highly sought-after niche demographic audiences. We will focus on two core businesses, an LGBT Ad Network and an LGBT Digital Network. Through our digital platform we will aggregate content from around the world. We will create original content along with sponsored content in a 24/7 digital network. The LGBT Ad Network will assist brands in global targeting of the LGBT demographic. The Ad Network will provide advertisers and brands with over 300 mainstream digital platforms and a "bullseye" on this loyal, affluent and ever-expanding audience. We will deliver to our audience with a relevant sponsored content marketing message across all spectrums of digitally connected devices. Our unique value proposition to our audience and sponsors is the ability deliver aggregated and original content, with emphasis on interactive content and captive video.

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

Our fiscal year end is December 31.

Unless the context indicates otherwise, all references in this Annual Report to “LifeApps®” “the Company,” “we,” “us” and “our” refer to LifeApps Brands Inc. and its subsidiaries, LifeApps Inc., and Sports One Group Inc.

Business Overview

LifeApps® is a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. LifeApps® is also a licensed developer on both Google Play and Amazon Appstore for Android. LifeApps® has distributed apps/publications on all three platforms. Moving forward LifeApps will focus on the development of niche demographic media networks. The management team has selected the LGBT marketplace as their first audience to target for the following reasons: The LGBT community has four times the buying power of Hispanics and African Americans, two times the buying power of Asian Americans and four times the buying power of millennials, and they are extremely loyal and consistent consumers. At current growth rates purchasing power of the LGBT community is expected to exceed 1 trillion dollars by 2020. (Accenture) Currently the LGBT audience is fragmented across multiple sites. We will target this audience directly with community specific content, blogs, stories and video. Currently there are 19.6 million people who identify themselves as LGBT in the US. They represent 890 billion dollars of buying power in the US and 3 trillion dollars globally. (Witeck/Selig Center) Same-sex households have 23% higher median income as compared to mainstream households. (Prudential) They are 1.23 times more likely to buy brands that reflect their style and they are 1.56 times more likely to consider themselves a spender rather than a saver. (comScore) Our focus will be to aggregate the LGBT audience through a powerful database marketing platform.

LifeApps® is also expanding its revenue generating potential through the creation of new gateway digital platforms that combine e-commerce with mobile-commerce solutions to act as conduits or meeting places for users to engage in the commerce. These gateway platforms can also be utilized and distributed across the broader base of the LifeApps® suite of products.

LifeApps® will continue to explore acquisitions of companies and new technologies. In addition, the company will also explore the acquisition of consumer related products as well. Such acquisitions will be considered where the purchase can help increase our revenues or enable the Company to attain assets that will allow us to gain technological advances that would be more costly to develop than to purchase.

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

Our Products

LifeApps Media Network Platform

LifeApps will focus on two major revenue platform initiatives both currently in late stage product development. Our first priority will be to launch a global website platform that will aggregate original and outsourced content with an emphasis on interactive content and captive video.

Our second initiative will be to license technology and software in order to launch the LGBT Ad Network. The Network will provide advertising sponsors and brands with over 300 mainstream digital platforms to get their message out and hit the “bullseye” on this loyal, affluent and ever-expanding audience. We will utilize a powerful and relevant sponsored-content marketing message across all spectrums of digitally connected devices.

The combined platforms are expected to provide our audience and advertising sponsors with a highly targeted map to navigate the enormous and growing LGBT community. Our 360-degree approach includes data to pinpoint advertising and marketing campaigns designed to connect and create strategic partnerships. Our prior experience ensures educated decision-making and confidence in planning, approach, and execution of campaigns and partnerships that provide quantifiable results. The marketing content strategy campaigns are based on our expertise and insight of what drives LGBT consumer engagement disseminating relevant content to each of the vertical demographics.

Revenue

LifeApps® intends to monetize and drive revenue through development of niche media networks. We will target LGBT consumers on mainstream websites with native content through our direct access to over 300 global leading cross-over entertainment and LGBT specific websites. Additionally, we will utilize mobile apps and social media platforms to provide an immense world-wide LGBT audience reach. We intend to be a disruptive LGBT Ad Network and an industry leader by delivering digital content campaigns across display, mobile and video inventory. Our Ad network campaign rates will start at $15,000 and range to $50,000 per month, with a forecast average of $50,000 a month per advertising sponsor in year one and growing to an average of $75,000 a month per advertising sponsor in year two.

Our LGBT Media Content Agency is expected to bridge the gap and help companies to better understand how to authentically and directly engage with the LGBT consumer. We will do this through our proprietary application, which incorporates original and aggregated content integrated into an LGBT audience network. The Agency range rate will start at $25,000 and increase to $150,000. We are projecting an average of $75,000 a month per advertising sponsor for the first year and accelerating to $150,000 a month per advertising sponsor in year two.

Business Strategy Our strategy will include worldwide application of the LGBT network. Fortune 500 companies have now mandated diversity and equality as part of their annual marketing spend. Our mission is to become the worlds largest media and advertising network marketplace for connecting companies with LGBT consumers around the globe. Some of the companies currently advertising to the LGBT community include; AT&T, Lexus, Procter & Gamble, American Airlines, Bristol-Myers Squibb, Johnson & Johnson, Burger King, Subaru, Orbitz, Miller-Coors, HBO and many others. The foremost desire for LGBT consumers is to see themselves more widely represented in all forms of advertising. In the US 66 percent of LGBT consumers say that they don’t see their lifestyle represented enough in advertising. (YouGov) Data has estimated that LGBT consumers in the US, UK and Germany are more likely than the general public to act after seeing an advertisement. LifeApps has a licensing agreement in place that will allow placement of LGBT specific content over 300 mainstream networks worldwide. We will deliver sponsored advertising content through this network of the most popular mainstream entertainment websites covering News, Health & Fitness, Travel & Leisure, Business and Sports. Our sponsored advertising content will inspire an authentic relationship between advertisers and the consumer. These advertisers desire an authentic relationship with the LGBT community. We will not only help them create content but we will make sure their content hits the consumer bullseye.

We believe that the LGBT demographic is one of the most highly sought-after economic groups in the world from corporate America down to the local business owner. What makes targeting and supporting this dynamic demographic even more extraordinary and rewarding is that friends, family, employers, employees, teachers, coaches and fans of our community so loyally support the brands, products and services that in turn support us. We further believe that this loyalty across the board is time tested, proven, growing and expanding and ultimately extremely rewarding to all that are embraced by the LGBT community.

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

Most of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

●	significantly greater revenues and financial resources;

●	stronger brand and consumer recognition regionally or worldwide;

●	greater experience with the digital publications and apps business model;

●	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

●	larger installed customer bases from related platforms such as console gaming or social networking websites to which they can market and sell mobile games;

●	more substantial intellectual property of their own from which they can develop games without having to pay royalties;

●	lower labor and development costs and better overall economies of scale;

●	greater resources to make acquisitions;

●	greater platform-specific focus, experience and expertise; and

●	broader global distribution and presence.

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

Effective December 19, 2017 the Lender converted $54,000 of the $55,500 in debt then owed to her by us, into 5,400,000 shares of our common stock at a conversion price of $0.01 per share and forgave all interest accrued on the converted amount.

Effective December 19, 2017 Lawrence Roan, a director, converted $39,935 of the $41,500 in debt owed to him by us, into 3,993,500 shares of our common stock at a conversion price of $0.01 per share and forgave the balance of the debt, including, all accrued interest due thereon. He also forgave all accrued interest due on the converted amount.

Effective March 6, 2018 we entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which we issued to Power Up a $35,000 convertible promissory note dated March 6, 2018 (the “Power Up Note”). The Power Up Note entitles the holder to 12% interest per annum and matures on March 6, 2019.

Power Up may convert the Power Up Note into shares of our common stock beginning on the date which is 180 days from the issuance date of the Power Up Note, at a price equal to 58% of the lowest trading price for our common stock during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up may not convert the Power Up Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of our issued and outstanding common stock together with all shares owned by Power Up and its affiliates at the time of conversion.

If we prepay the Power Up Note within 30 days of its issuance, we must pay all of the principal and accrued interest at a cash redemption premium of 115%; if such prepayment is made between the 31st day and the 60th day after the issuance of the Power Up Note , then such redemption premium is 120%; if such repayment is made from the 61st to the 90th day after issuance, then such redemption premium is 125%; if such repayment is made from the 91st to the 120th day after issuance, then such redemption premium is 130%; if such repayment is made from the 121st to the 150th day after issuance, then such redemption premium is 135%; and if such repayment is made from the 151st day to the 180th day after issuance then such redemption premium is 140%. After the expiration of the 180 days following the issuance, we have no further right of pre-payment.

Our transfer agent has reserved 48,275,862 shares of our common stock to cover potential conversions of the Power Up Note. The funds for the Power Up Note were received by us on March 6, 2018.

The Securities Purchase Agreement contains a Right of First Refusal in favor of the Purchaser and the Note contains a Most Favored Notion provision in favor of the Holder. Such agreements also subject us to substantial penalties in the event of a default.

The foregoing descriptions of the Power Up Note and Securities Purchase Agreement are qualified in their entirety by reference to the full text of the form of the Power Up Note and Securities Purchase Agreement, copies of which are filed herewith as Exhibit 10.15 and 10.16 respectively and are incorporated by reference herein.

Failed FemCap Acquisition

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

Gents LOI

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

Wellfleet Consulting Agreement

On January 8, 2018 we entered into a 90-day Consulting Agreement (the “Wellfleet Agreement”), effective as of January 1, 2018, with Wellfleet Partners, Inc. (“Wellfleet”) in recognition of past and future financial, management consulting and advisory and due diligence services provided and to be provided to us by Wellfleet. In consideration thereof, we paid Wellfleet $7,500 in cash and issued an aggregate of 2,500,000 shares of our restricted common stock to two designees of Wellfleet.

Uptick Agreement

On January 26, 2018 we entered into an Advisory Agreement with Uptick Capital, LLC. (“Uptick”) pursuant to which Uptick provided us with marketing and financial advice. The Advisory Agreement had a term of 30 days. We issued 500,000 shares of our restricted common stock under the Advisory Agreement.

Government Regulation

We are subject to a number of domestic and foreign laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in them being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution.

We are also subject to federal, state and foreign laws regarding privacy and the protection of the information that we collect regarding our users. We currently collect certain personally identifiable information regarding our customers and expect in the future to collect additional personally identifiable information regarding our customers. Any concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. We post our privacy policy and our terms of service on our corporate website. In these policies, we describe our practices concerning the use, transmission and disclosure of the information that we collect regarding our users. Any failure by us to comply with our posted privacy policy, terms of service or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the mobile gaming industry is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

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

Employees

As of December 31, 2017, we had a total of 2 employees, all of whom are full time employees.  None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Properties

Our principal executive office is located at 2435 Dixie Highway, Wilton, Florida 33305 and our telephone number is (858) 577-1746.  The property is currently being rented on a month to month basis at a rate of $250 per month.

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

Because our operating company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●	risks that our growth strategy may not be successful; and

●	risks that fluctuations in our operating results will be significant relative to our revenues.

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

We have incurred significant losses since inception. As of December 31, 2017, we had an accumulated deficit of $3,045,388. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

If we lose the services of our Chief Executive and Financial Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, our Chief Executive and Financial Officer, Robert A. Blair, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for Mr. Blair or any other member of our senior management team. The loss of our Chief Executive and Financial Officer, even temporarily, or any other member of senior management would harm our business.

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

Our Common Stock is considered a “penny stock,” which is likely to limit its liquidity and make it more difficult for us to raise additional capital in the future.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The future trading price of our common stock may become highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many beyond our control.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 510,000,000 shares of capital stock consisting of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 31, 2018, there were 90,704,686 shares of our common stock and no shares of our preferred stock outstanding. There are 2,753,312 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, options to purchase 17,246,688 shares of our common stock are presently outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

Our principal executive office is located 4235 Dixie Highway, Wilton, FL 33305 and our telephone number is (858) 577-1746.  The property is currently being rented on a month to month basis at a rate of $250 per month.

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

	High	Low

March 31, 2018	$0.0151	$0.008

December 31, 2017	$0.015	$0.0053

September 30, 2017	$0.0182	$0.006

June 30, 2017	$0.021	$0.0045

March 31, 2017	$0.0074	$0.0045

December 31, 2016	$0.0055	$0.0036

September 30, 2016	$0.011	$0.0053

June 30,2016	$0.046	$0.0022

March 31, 2016	$0.006	$0.0025

As of April 19, 2018 there were 90,704,686 shares of our common stock issued and outstanding, no shares issuable upon exercise of warrants and 17,246,688 shares issuable upon exercise of outstanding options. On that date, there were 20 holders of record of shares of our common stock.

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

Pursuant to our December 19, 2017 Employment Services Agreement with Robert A. Blair, effective December 19, 2017 we issued 2,000,000 shares of our restricted common stock to Mr. Blair.

Pursuant to our December 19, 2017 Employment Services Agreement with Brian Neal, effective January 1, 2018 we issued 50,500,000 shares of our restricted common stock to Brian Neal.

Effective December 19,2017 Lawrence Roan, a director, converted $39,935 of the $41,500 in debt owed to him by us, into 3,993,500 shares of our common stock at a conversion price of $0.01 per share and forgave the balance of the debt, including all accrued interest due thereon. He also forgave all interest accrued on the converted amount.

Effective December 19, 2017 Lesly Thompson converted $54,000 of the $55,500 in debt owed to her by us, into 5,400,000 shares of our common stock at a conversion price of $0.01 per share and forgave all accrued interest due on the converted amount.

Effective December 19,2017 we issued 1,000,000 stock options to Howard Fuller, 1,000,000 stock options to a consultant and we issued 4,946,688 stock options to Robert Gayman pursuant to our December 19, 2017 Executive Management Consultant Agreement with Robert Gayman. All of the options vested on issuance, have a term of 5 years and an exercise price of $0.01 per share.

Effective December 19, 2017 we issued 500,000 shares of our common stock to our securities counsel to temporarily defer payment of legal fees due to it for services rendered.

Effective January 8, 2018 we issued an aggregate of 2,500,000 shares of our restricted common stock to two designees of a consultant pursuant to a January 8, 2018 Consulting Agreement.

Effective January 28, 2018 we issued 500,000 shares of our restricted common stock to Uptick Capital LLC., pursuant to a January 26, 2018 Advisory Agreement.

On March 6, 2018 we issued a $35,000 convertible promissory note to Power Up Lending Group Ltd.

All of the foregoing issuances of securities were made in reliance on Section 4 (a) (2) of the Securities Act of 1933 as amended.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of December 31, 2017, we have incurred losses of $3,045,388. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash and cash equivalents, short-term trade receivables, prepaid expenses, payables, accruals and convertible notes payable. The carrying values of cash and cash equivalents, short-term trade receivables, prepaid expenses, payables, and accruals approximate fair value because of the short-term maturities of these instruments.

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

Results of Operations

Year ended December 31, 2017 Compared to the Year ended December 31, 2016

(References to 2017 and 2016 are to the years ended December 31, 2017 and 2016 respectively, unless otherwise specified.)

Revenues for 2017 and 2016 were $3,793 and $12,055, respectively. Revenues are primarily from the sale of sports apparel and health and fitness products. We continue to have a limited number of apps in the Apple App store.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for 2017 and 2016 was $49 (1.3%) and $8,171 (67.8%), and respectively. This resulted in a gross profit for 2017 and 2016 of $3,744 (98.7%) and $3,884 (32.2%), respectively. Costs were primarily the cost of products sold.

The following is a breakdown of our selling, general and administrative expenses for 2017 and 2016:

	2017	2016
Personnel costs	$154,800	$150,819
Professional fees	36,710	72,710
Marketing, and promotion advertising	3,495	3,284
Equity based payments and expenses	53,880	9,971
Research and development	—	200
Travel and entertainment	3,022	2,820
Rent expense	4,350	7,815
Other expenses	3,337	12,272
	$259,594	$259,892

Personnel costs consist primarily of unpaid salary accrual for our chief executive officer.

Professional fees decreased $36,000 (49.5%) from $72,710 for 2016 to $36,710 in 2017 primarily due to lower cost for our regulatory compliance.

Amounts charged to equity-based payment expense for the options granted to employees and non-employees was $4,874 and $19,628 for 2016 and 2017, respectively.

Research and development includes website and applications development costs and were not significant for the years presented.

Travel and entertainment did not vary by an appreciable amount during the periods presented

The decrease in rent expense of $3,465 (44.3%) from $7,815 in 2016 to $4,350 in 2017 is due to relocation of our corporate headquarters to a lower cost facility.

All of our other operating costs decreased as result of generally keeping costs down.

We had operating and net losses of $256,825 and $265,807 for 2017 and 2016, respectively. The decrease in net loss for 2017 is due primarily to reduced operating expenses.

Liquidity and Capital Resources

Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of December 31, 2017, we had a working capital deficit of $769,355 as compared to a working capital deficit of $665,019 at December 31, 2016.

During the year ended December 31, 2017, operations used cash of $49,614 as compared to cash of $85,664 for the year ended December 31, 2016.

There was no investing activity during the years ended December 31, 2017 and 2016.

During the year ended December 31, 2017 financing activities provided cash of $49,310. During the year ended December 31, 2016 financing activities provided cash of $82,085.

During 2017 related parties and shareholders provided a net amount of $29,310 in cash to finance the Company. Additionally, the Company made an accrual of officer salaries in the amount of $154,600.

During 2016 related parties and a shareholder provided a net amount of $82,085 in cash to finance the Company. Additionally, the Company made an accrual of officer salaries in the amount of $150,000.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2018 (the “Resignation Date”) Pritchett, Siler & Hardy, P.C. (“PSH”) resigned as our independent registered public accounting firm following PSH’s acquisition by Haynie & Company, CPA (“Haynie & Company”). On January 23, 2018, we engaged Haynie & Company, Salt Lake City, Utah, as our new independent registered public accounting firm. The change of our independent registered public accounting firm from PSH to Haynie & Company was approved unanimously by our board of directors.

The reports of PSH on our financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports included a going concern qualification.

During the fiscal years ended December 31, 2016 and 2015 and through the Resignation Date, there were (i) no disagreements between us and PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of PSH, would have caused PSH to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During pur fiscal years ended December 31, 2016 and 2015 and in the subsequent interim period through the Resignation Date, we have not consulted with Haynie & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that Haynie & Company concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, for the reasons set forth below under “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date and Management has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

●	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●	We do not have a majority of independent directors on our board of directors. This may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

●	We have inadequate segregation of duties. We have an inadequate number of personnel to properly implement control procedures.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s executive officers and directors as of April 19, 2018.

Name	Age	Title	Date of Appointment as a Director

Robert A. Blair	53	Chief Executive Officer, Chief Financial Officer and Director	December 19, 2017

Brian Neal	53	President	N/A

Lawrence Patrick Roan	58	Director	September 15, 2018

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Robert A. Blair

Robert A. Blair brings to us a rich history in professional tennis, sports management and directing digital media platforms. His vision and passion coupled with an impressive portfolio of business success is leading us in an exciting new direction for revenue and growth in the LGBTQ Digital Media Marketplace. His skill in developing and delivering cutting edge marketing techniques and his passion for serving the community in the highly desired LGBTQ marketspace is expected to enable us to become a global leader in this market. From January 2015 until May 2016 Mr. Blair served as Chief Executive Officer of Multimedia Platforms Inc., (“MPI”) a multimedia, technology and publishing company. He became the Chairman of MPI in May 2016 and became CEO again in September 2016. MPI filed for Chapter 11 bankruptcy protection on October 4, 2016. Mr. Blair resigned from MPI in December 2017. We believe that Robert A. Blair is qualified to serve on our board of directors based upon his industry and management experience.

Brian Neal

Brian Neal owned and operated personal training studios and gyms successfully in Atlanta, Georgia and Fort Lauderdale, Florida as a premier LGBTQ fitness leader and instructor. Mr. Neal founded a 501-c3 Fitness & Health Foundation to support LGBTQ community members suffering with HIV/AIDS by providing complimentary gym memberships, personal trainers, nutrition classes, yoga classes and life coaching to ensure these community members could fight HIV/AIDS with a healthy lifestyle and a support group that would encourage and support their efforts. In 2007, Mr. Neal co-founded Multimedia Platforms, Inc. which became one of the largest LGBTQ media companies in the United States. Mr. Neal brings nearly 15 years of working within the LGBTQ community and is recognized as a pioneer in the LGBTQ digital sector. Mr. Neal is 38 years old and resides in Los Angeles, CA with his life partner of 15 years.

Lawrence Patrick Roan, Director

Lawrence Patrick Roan has been a National Account Manager for Poly Print Packaging Company since February 2018. From April 2008 until September 2016 Mr. Roan served as a National Account Manager for Ultra Flex Packaging Company in their consumer packaging division. He has over twenty years of sales and marketing experience in the commercial printing and consumer packaging business. Mr. Roan was previously with Exopack, LLC, as a National Account Manager for their consumer plastics business. He managed high volume national accounts as well as key developmental market accounts, and was responsible for transitioning customers with multiple manufacturing sites throughout the U.S. He is a graduate of the University of Iowa and resides in Southern California. We believe that Lawrence Roan is qualified to serve on our board of directors based upon his management experience.

Family Relationships

There are no family relationships among our Directors or Executive Officers.

Involvement in Certain Legal Proceedings

Except as described above, none of our directors or executive officers has been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Our Board of Directors consists of two members, Robert A. Blair and Lawrence P. Roan.

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

None of our current directors are an “independent” director as that term is defined by the listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards for audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written Code of Ethics. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our Chief Executive Officer, c/o LifeApps Brands Inc., 2435 Dixie Highway, Wilton, FL 33305.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2017, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, satisfied their Section 16(a) filing requirements although Robert Gayman, Lawrence Roan, Lesly Thompson, Howard Fuller and Robert Blair filed reports on a late basis.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2017 and 2016 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2017; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the fiscal year ended December 31, 2016 who received annual compensation during the fiscal year ended December 31, 2017 in excess of $100,000; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2017 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2017.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Gayman, CEO	2017	$150,000	0	0	$45,410	0	0	0	$195,410
	2016	$150,000	0	0	15,600	0	0	0	$165,600

Robert A. Blair, CEO	2017	$4,600	0	$13,200	0	0	0	0	$17,800
	2016	0	0	0	0	0	0	0	$0

Outstanding Equity Awards at December 31, 2017

 The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2017.

	Option Awards
Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Robert Gayman	December 19, 2017	4,946,688	0		$0.01	December 19, 2022
	May 24, 2016	6,000,000	0		$0.0026	May 24, 2020
Robert A. Blair	N/A	N/A	N/A	$	N/A	N/A

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board. We did not compensate our directors for serving as such during the year ended December 31, 2017 other than Howard Fuller. Mr. Fuller received 1,000,000 options with a term of five years and an exercise price of $0.01 per share on December 19, 2017.

Employment Agreements

On September 20, 2012, Robert Gayman, our CEO, entered into an employment contract, the significant terms of which are as follows:

●	initial period of employment is twenty-four months and may be automatically extended for twelve month periods thereafter;

●	annual base salary of $150,000 per annum;

●	annual bonus at such time and in such amount as may be determined by the Board of Directors; and

●	participation in 2012 Equity Incentive Plan as determined by the Board of Directors.

On September 20, 2017, the employment period under Mr. Gayman’s employment contract automatically renewed until September 20, 2018 but on December 19, 2017, Mr. Gayman resigned in connection with our corporate restructuring.

On May 24, 2016 we granted and issued 6,000,000 non-statutory stock options under our 2012 Equity Incentive Plan to Robert Gayman. Each option is exercisable to purchase one share of our common stock upon vesting at an exercise price of $0.0026 per share. The options have a term of 4 years and vest quarterly on the three, six, nine and twelve month anniversaries of the date of grant.

On December 19, 2017 we entered into an Employment Services Agreement (the “Blair Agreement”) with Robert A. Blair pursuant to which Mr. Blair is serving as our Chief Executive Officer, Chief Financial Officer and a Director. The Blair Agreement has a two-year term and is subject to automatic renewal for successive periods of one year unless either we or Mr. Blair gives the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Blair Agreement provides for a base annual salary of $150,000, a one-year severance period in the event the Blair Agreement is terminated by us without cause or by Mr. Blair for good reason, and the issuance of 2,000,000 shares of our common stock to Mr. Blair. Mr. Blair’s base salary payments are payable in bi-weekly installments. In the event any salary payments are not made within 30 days of the due date, they will accrue interest at the rate of 10% per annum and Mr. Blair will have the right, in his sole discretion, to convert such payments, in whole or in part, into shares of our common stock at 50% of the value weighted average price for our common stock during the 20 trading days immediately preceding the date on which we are provided with a Notice of Conversion. The Blair Agreement requires us to approve a 2018 Equity Incentive Plan within 120 days of the effective date of the Blair Agreement from which stock options or other equity incentive securities may be issued to Mr. Blair, our other employees and our advisors and consultants. The Blair Agreement contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all of the work produced by Mr. Blair, which is created, designed, conceived or developed by Mr. Blair in the course of his employment under the Blair Agreement belongs to us.

On December 19, 2017 we entered into an Employment Services Agreement (the “Neal Agreement”) with Brian Neal, effective as of January 1, 2018, pursuant to which Mr. Neal serves as our President. The Neal Agreement has a two-year term and is subject to automatic renewal for successive periods of one year unless either we or Mr. Neal gives the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Neal Agreement provides for a base annual salary of $24,000, a one-year severance period in the event the Neal Agreement is terminated by us without cause of by Mr. Neal for good reason, and the issuance of 50,500,000 shares of our common stock to Mr. Neal. Mr. Neal’s base salary payments are payable in bi-weekly installments. In the event any salary payments are not made within 30 days of the due date, they will accrue interest at the rate 10% per annum and Mr. Neal will have the right in his sole discretion, to convert such payments, in whole or in part, into shares of our common stock at 50% of the value weighted average price for our conversion stock during the 20 trading days immediately preceding the date or when we are provided with a Notice of Conversion. The Neal Agreement requires us to approve a 2018 Equity Incentive Plan within 120 days of the execution date of the Neal Agreement from which stock options or other equity incentive securities may be issued to Mr. Neal, our other employees and our advisors and consultants. We have also agreed to create a class of voting preferred stock within 120 days from the execution date of the Neal Agreement and to issue 50% of the shares of such class to Mr. Neal. The Neal Agreement contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all of the work produced by Mr. Neal, which is created, designed, conceived or developed by Mr. Blair in the course of his employment under the Neal Agreement belongs to us.

On December 19, 2017 we entered into a two-year Executive Management Consulting Agreement with Robert Gayman (the “Gayman Agreement”) pursuant to which Mr. Gayman is providing advice and assistance to our management in the areas of corporate development, financing, marketing and public company guidance. The Gayman Agreement is subject to automatic renewal for successive periods of one year unless either we or Mr. Gayman gives the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Gayman Agreement provides for cash payments to Mr. Gayman at the rate of $150,000 per year, payable in bi-weekly installments, and the issuance of 4,946,688 stock options, subject to immediate vesting, with a term of five years and an exercise price of $0.01 per share. In the event any cash payments are not made within 30 days of their due date, they will accrue interest at the rate of 10% per annum and Mr. Gayman will have the right, in his sole discretion, to convert such payments, in whole or in part, into shares of our common stock at 50% of the value weighted average price for our common stock during the 20 trading days immediately preceding the date on which we are provided with a Notice of Conversion. We have also agreed to create a class of voting preferred stock within 120 days of the date of the Gayman Agreement and to issue 50% of the shares of such class to Mr. Gayman. The Gayman Agreement contains non-competition and non-solicitation provisions, and an invention and patents provision which provides that all of the work produced by Mr. Gayman, which is created, designed, conceived or developed by Mr. Gayman in the course of his engagement under the Gayman Agreement belongs to us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 19, 2018, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o LifeApps Brands Inc., 2435 Dixie Highway, Wilton, Fl 33305.

Title of Class:  Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class (2)

Robert A. Blair	2,000,000		2.2%
Brian Neal	50,500,000		55.68%
Lawrence Patrick Roan	12,654,525	(2)	13.5%

All directors and executive officers as a group (3 persons)	65,154,525	(2)	69.5%

Lesly A. Thompson 5408 Cody Drive West Des Moines, IA 50266	9,545,455		10.52%

Robert Gayman 10120 W Flamingo Road #4632 Las Vegas, NV 88147	15,180,020	(3)	14.93%

Except as otherwise indicated, the persons named in this table have sole voting, investment and dispositive power with respect to all shares of common stock listed, which includes shares of common stock that such persons have the right to acquire within 60 days from April 19, 2018.

(1) Percentages are based upon 90,704,686 shares of our common stock outstanding as of April 19, 2018.

(2) Includes 3,000,000 shares of our common stock that may be issued to Mr. Roan within 60 days of April 19, 2018 upon exercise of stock options granted under our 2012 Equity Incentive Plan.

(3) Includes 10,946,688 shares of our common stock that may be issued to Mr. Gayman within 60 days of April 19, 2018 upon exercise of stock options granted under our 2012 Equity Incentive Plan.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	17,246,688	$0.0056	2,753,312
Equity compensation plans not approved by securities holders	—	—	—

Total	17,246,688	$0.0056	2,753,312

As of December 31, 2017, we have 17,246,688 outstanding stock options under the 2012 Plan issued to employees and consultants to purchase an aggregate of 17,246,688 shares of our common stock. Of these 2012 Plan options, there are outstanding 10,300,000 four-year options issued on May 24 ,2016 exercisable for 10,300,000 shares with an exercise price of $0.0026 per share, and 6,946,000 five-year options issued on December 19,2017 exercisable for 6,946,000 shares with an exercise price of $0.01 per share. During the year ended December 31, 2017 an aggregate of 4,700,000 options were canceled. During the year ended December 31, 2016 an aggregate of 615,000 options expired.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

2012 Equity Incentive Plan

The Board of Directors and stockholders owning a majority of our outstanding shares adopted the 2012 Equity Incentive Plan (the “2012 Plan”) on September 10, 2012. A total of 20,000,000 shares of our common stock are reserved for issuance under the 2012 Plan 17,246,688 of which are presently issued and outstanding. If an incentive award granted under the 2012 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Plan.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions Involving LFAP and/or LFAP Stockholders

On September 20, 2012, Robert Gayman, our former CEO, entered into an employment contract, the significant terms of which are as follows:

●	annual base salary of $150,000 per annum;

●	annual bonus at such time and in such amount as may be determined by the Board of Directors; and

●	participation in 2012 Equity Incentive Plan as determined by the Board of Directors.

The Employment Agreement was terminated on December 19, 2017 in connection with Mr. Gayman’s resignation as our CEO and President.

On May 24, 2016 we granted and issued an aggregate of 15,000,000 non-statutory stock options under our 2012 Equity Incentive Plan to four persons including our Chief Executive Officer, Robert Gayman (6,000,000 options), Directors Lawrence P. Roan (3,000,000 options) and Dr. Howard Fuller (1,000,000 options) and a Consultant, Gregory P. Hanson (5,000,000 options). Each option is exercisable to purchase one share of our common stock upon vesting at an exercise price of $0.0026 per share. The options have a term of 4 years and vest quarterly on the three, six, nine and twelve month anniversaries of the date of grant. On September 21, 2017 we reached an agreement with Gregory P. Hanson to cancel 4,700,000 options.

On December 19, 2017 we entered an Employment Agreement with Robert A. Blair and Brian Neal and an Executive Management Consulting Agreement with Robert Gayman as set forth in Item 11. Executive Compensation – Employment Agreement.

During the year ended December 31, 2017, Mr. Gayman advanced the Company $16,310 to pay operating expenses. In addition, he did not receive $150,000 of his salary which has been accrued on the Company’s financial statements.

During the year ended December 31, 2017, a director loaned the Company $2,500 and a principal shareholder loaned the Company $10,500 to pay operating expenses.

During the year ended December 31, 2016, Mr. Gayman advanced the Company $7,450 to pay operating expenses. In addition, he did not receive $150,000 of his salary which has been accrued on the Company’s financial statements.

During the year ended December 31, 2016, a director loaned the Company $29,635 and a principal shareholder loaned the Company $45,000 to pay operating expenses.

Effective October 27, 2016, we issued 4,545,455 shares of our common stock in connection with a Lesly A. Thompson conversion of a November 9, 2015 loan in the principal amount of $25,000.

Effective December 19,2017 Lawrence Roan, a director, converted $39,935 of the $41,500 in debt owed to him by us, into 3,993,500 shares of our common stock at a conversion price of $0.01 per share and forgave the balance of the debt, including all accrued interest due thereon. He also forgave all interest accrued on the converted amount.

Effective December 19, 2017 Lesly A Thompson converted $54,000 of the $55,500 in debt owed to her by us, into 5,400,000 shares of our common stock at a conversion price of $0.01 per share and forgave all accrued interest due on the converted amount.

Effective December 19, 2017 we issued 1,000,000 stock options to Howard Fuller, and we issued 4,946,688 stock options to Robert Gayman pursuant to our December 19, 2017 Executive Management Consultant Agreement with Robert Gayman. We also issued 1,000,000 stock options to a consultant of the company. All of the options vested on issuance, have a term of 5 years and an exercise price of $0.01 per share.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fee Category	Fiscal Year Ended December 31, 2017	Fiscal year ended December 31, 2016

Audit fees (1)	$27,500	$20,500
Audit-related fees (2)		—
Tax fees (3)		—
All other fees (4)		—
Total fees	$27,500	$20,500

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)     Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)     All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2017, were approved by our board of directors.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated as of September 20, 2012 by and among Registrant, LifeApps Acquisition Corp., and LifeApps Inc. (1)
2.2	2.2	Articles of Merger dated as of September 20, 2012 for the merger of LifeApps Acquisition Corp. into LifeApps Inc. (1)
2.3	2.1	Asset Acquisition Agreement Among the Registrant, LifeApps Inc. and Edward D. Laffey dated March 29, 2013 (3)
3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant dated August 23, 2012 (1)
3.2	3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant dated December 31, 2015 (5)
3.3	3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2012 (2)
4.1	4.1	Form of Investor Warrant issued the investors in the September 2012 Private Placement Offering (1)
4.2	4.1	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan (6)
10.1	10.1	Split-Off Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp., and Andrew Listerman (1)
10.2	10.2	General Release Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp. and Andrew Listerman (1)
10.3	10.3	Form of Subscription Agreement between Registrant and the investors in the Private Placement Offering (1)
10.4	10.4	Subscription Escrow Agreement dated August 27, 2012, by and among the Registrant and Gottbetter & Partners, LLP (1)
10.5	10.5	Employment Agreement dated September 20, 2012 between Registrant and Robert R. Gayman (1)
10.6	10.6	Registrant’s 2012 Equity Incentive Plan (1)
10.7	10.7	Form of Lock-Up Agreement (1)
10.8	10.8	Mobile App Agreement between LifeApps and Rachel Buehler dated May 7, 2012 (1)
10.9	10.9	Debt Conversion Agreement by and between the Registrant and Robert Gayman dated March 25, 2015 (4)
10.10	10.1	Debt Conversion Agreement dated as of October 27, 2016 between Registrant and Lesly A. Thompson (7)
10.11	10.1	Employment Services Agreement dated December 19, 2017 with Robert A. Blair (8)
10.12	10.2	Employment Services Agreement dated December 19, 2017 with Brian Neal (8)
10.13	10.3	Executive Management Consulting Agreement dated December 19, 2017 with Robert Gayman (8)
10.14	10.1	Consulting Agreement with Wellfleet Partners, Inc. dated as of January 8, 2018 (9)
10.15	*	Convertible Promissory Note between Registrant and Power Up Lending Group Limited dated March 6,2018
10.16	*	Securities Purchase Agreement dated March 6, 2016 between Registrant and Power Up Lending Group Limited
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter, from Pritchett, Siler & Hardy P.C. dated January 23, 2018 (10)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Schema Document***
101.CAL	*	XBRL Calculation Linkbase Document***
101.DEF	*	XBRL Definition Linkbase Document***
101.LAB	*	XBRL Label Linkbase Document***
101.PRE	*	XBRL Presentation Linkbase Document***

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

(1)	Filed with the Securities and Exchange Commission on September 25, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 20, 2012, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on March 29, 2012 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 29, 2012, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on April 4, 2013 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 29, 2013, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on April 3, 2015 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated March 25, 2015, which exhibit is incorporated herein by reference

(5)	Filed with the Securities and Exchange Commission on January 7, 2016 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated December 31, 2015, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on May 27, 2016 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated May 24, 2016, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on November 2, 2016 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated October 27, 2016, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on December 21, 2017 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated December 19, 2017, which exhibit is incorporated herein by reference

(9)	Filed with the Securities and Exchange Commission on January 12, 2018 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated January 8, 2018, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on January 25, 2018 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated January 23,2018, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEAPPS BRAND INC.

Dated: April 19, 2018	By:	/s/ Robert A. Blair
	Name:	Robert A. Blair
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Blair	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of	April 19, 2018
Robert A. Blair	the Board of Directors

/s/ Lawrence Roan	Director	April 19, 2018
Lawrence Roan

LIFEAPPS BRAND INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Stockholders of LipeApps Brand, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LifeApps Brands, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred net losses since inception and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 19, 2018

We have served as the Company’s auditor since 2018

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LifeApps Brands Inc. (formerly LifeApps Digital Media Inc.)

Del Mar, CA

We have audited the accompanying consolidated balance sheet of LifeApps Brands Inc. (formerly LifeApps Digital Media Inc.) (the Company) as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeApps Brands Inc. (formerly LifeApps Digital Media Inc.) as of December 31, 2016 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

April 17, 2017

LifeApps Brands Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016

Assets	2017	2016
Current assets:
Cash	$1,084	$1,388
Other current assets	595	940
Total current assets	1,679	2,328
Intangible asset, net of amortization	150	1,125
Total Assets	$1,829	$3,453

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$124,620	$130,708
Accrued salary	601,154	446,554
Notes payable	20,000	—
Notes payable to related party	17,585	—
Advances due to related party	7,675	90,085
Total current liabilities	771,034	667,347
Total liabilities	771,034	667,347

Stockholders’ (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized none issued or outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 87,704,686 and 25,311,186 shares issued and outstanding, as of December 31, 2017 and 2016, respectively	87,704	25,311
Additional paid in capital	2,579,489	2,099,358
Deferred officer compensation	(391,010)	—
Accumulated (deficit)	(3,045,388)	(2,788,563)
Total stockholders’ (deficit)	(769,205)	(663,894)
Total Liabilities and Stockholders’ (Deficit)	$1,829	$3,453

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2017 and 2016

	2017	2016
Revenue	$3,793	$12,055
Cost of revenue	49	8,171
Gross profit	3,744	3,884
Operating expenses:
General and administrative	259,594	259,892
Depreciation and amortization	975	9,799
Total operating expenses	260,569	269,691
Loss before income taxes	(256,825)	(265,807)
Provision for income taxes	—	—
Net (loss)	$(256,825)	$(265,807)

Per share information - basic and fully diluted:
Weighted average shares outstanding	27,006,662	21,417,835

Net (loss) per share	$(0.01)	$(0.01)

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flow from operating activities:
Net loss	$(256,825)	$(265,807)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	649
Amortization	975	9,149
Stock based compensation	53,179	16,507
Stock issued for services	3,300
Amortization of deferred compensation	900	—
Changes in operating assets and liabilities:
Other current assets	345	—
Accounts payable	(6,088)	3,838
Officer salary accrual	154,600	150,000
Net cash used in operations	(49,614)	(85,664)

Cash flow from financing activities:
Proceeds from notes payable	20,000	—
Proceeds from related party notes and advances	32,160	83,085
Repayments of related party advances	(2,850)	(1,000)
Net cash provided by financing activities	49,310	82,085

Net decrease in cash	(304)	(3,579)
Cash at beginning of period	1,388	4,968
Cash at end of period	$1,084	$1,388

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activities:
Conversion of shareholder loans to common stock	$94,135	$25,000

See the accompanying notes to the consolidated financial statements.

LifeApps Brands Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid in	Deferred Officer	Accumulated
	Shares	Amount	capital	Compensation	Deficit	Total
Balance, January 1, 2016	19,918,186	$19,918	$2,063,244	$—	$(2,522,756)	$(439,594)
Conversion of debt – related party	4,545,455	4,545	20,455		—	25,000
Equity based compensation	—	—	4,874		—	4,874
Stock issued for services	847,545	848	10,785			11,633
Net loss for the year ended December 31, 2016	—	—	—	—	(265,807)	(265,807)
Balance, December 31, 2016	25,311,186	25,311	2,099,358	—	(2,788,563)	(663,894)
Equity based compensation	—	—	53,179		—	53,179
Conversion and forgiveness of shareholder debt	9,393,500	9,394	84,742		—	94,135
Stock issued under employment contracts	52,500,000	52,500	294,000	(346,300)		200
Options issued under service contract			45,410	(44,710)		700
Stock issued for services	500,000	500	2,800		—	3,300
Net loss for the year ended December 31, 2017	—	—	—	____________	(256,825)	(256,825)
Balance, December 31, 2017	87,704,686	$87,704	$2,579,489	$391,010	$(3,045,388)	$(769,205)

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Moving forward we are developing a digital media network specializing in targeting highly sought-after niche demographic audiences. The company will focus on two core businesses, an LGBT Ad Network and an LGBT Digital Network. Through our digital platform we will aggregate content from around the world. We will create original content along with sponsored content in a 24/7 digital network. The LGBT Ad Network will assist brands in global targeting of the LGBT demographic. The Ad Network will provide advertisers and brands with over 300 mainstream digital platforms and a “bullseye” on this loyal, affluent and ever-expanding audience. We will deliver to our audience with a relevant sponsored content marketing message across all spectrums of digitally connected devices. Our unique value proposition to our audience and sponsors is the ability deliver aggregated and original content, with emphasis on interactive content and captive video.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $3,045,388 and have negative working capital. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, LifeApps Inc., and Sports One Group Inc. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Financial Instruments

The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

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

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(Continued)

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

Fixed Assets

Fixed assets consists of furniture and equipment and are stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight line basis over the estimated useful lives of the assets. The estimated useful lives used for financial statement purposes 3 years. The Company’s fixed assets were fully depreciated and abandoned in prior years.

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

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(Continued)

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the years ended December 31, 2017 and 2016. Research and development expenses amounted to $- and $200 for years ended December 31, 2017 and 2016, respectively. Research and development expenses were included in general and administrative expenses.

Advertising Costs

We recognize advertising expense when incurred. Advertising expense was $- and $130 for the years ended December 31, 2017 and 2016, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $4,350 and $7,815 for the years ended December 31, 2107 and 2016, respectively.

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

For the years ended December 31, 2017 and 2016 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2017 and 2016, and the outstanding stock options and warrants are anti-dilutive. Weighted average shares outstanding would have increased by approximately 7,528,000 and 9,650,000 for the years ended December 31,2017 and 2016 on a fully diluted basis.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(Continued)

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

In November 2016, the FASB issued ASU No. 2016-18,  Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04,  Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09,  Compensation-Stock Compensation: Scope of Modification Accounting , which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

 LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(Continued)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities , which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3. Intangible Assets

At December 31, 2017 and 2016, intangible assets consist of the following:

	2017	2016
Internet domain names	$58,641	$58,641
Website and data bases	56,050	56,050
Customer and supplier lists	4,500	4,500
Total intangibles	$119,191	$119,191
Less accumulated amortization	(119,041)	(118,066)
	$150	$1,125

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

The amount charged to amortization expense for all intangibles was $975 and $9,149 for the years ended December 31, 2017 and 2016, respectively. Estimated future amortization expense related to the intangibles as of December 31, 2017 is $150.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(Continued)

Note 4. Related Party Transactions – Officer and Shareholder Advances

Parties, which can be a corporation or an individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Amounts due related party represents cash advances, salary accruals, notes payable, and amounts paid on our behalf by an officer and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at December 31, 2017 and 2016, was $7,675 and $90,088, respectively. Notes payable to related parties at December 31, 2017 totaled $17,585 with a 2% annual interest rate. Currently the company has defaulted in all of their related party loan obligations. Forbearance has been granted by the related parties on all loans. Salary accruals for each year amounted to $154,600 and $150,000 respectively and net cash advances amounted to $29,310 and $82,085, respectively for the years ended December 31, 2017 and 2016.  The maximum amount owed to related parties during the years ended December 31, 2017 and 2016 were $735,949 and $536,639 respectively.

In December 2017, a director of the Company and a shareholder converted an aggregate of $94,135 of advances into 9,393,500 shares of our $.001 par value common stock using an agreed upon rate of $.01 per share as the conversion rate. Additionally, $1,565 of debt and accrued interest was forgiven. The gain on the transaction was accounted for as an increase to paid in capital.

On December 19, 2017 we entered into an Employment Services Agreements with our Chief Executive Officer and our President and an Executive Management Consulting Agreement with our former Chief Executive Officer. The Agreements have a two-year term and are subject to automatic renewal for successive periods of one year unless either we or the counterparties give the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Agreement with our current and former Chief Executive Officers provide for base compensation of $150,000 and a base annual salary of $24,000 for our President. The compensation payments are payable in bi-weekly installments. In the event any of the payments are not made within 30 days of the due date, they will accrue interest at the rate of 10% per annum and the officers and consultant will have the right, in their sole discretion, to convert such payments, in whole or in part, into shares of our common stock at 50% of the value weighted average price for our common stock during the 20 trading days immediately preceding the date on which we are provided with a Notice of Conversion. The Agreements require us to approve a 2018 Equity Incentive Plan within 120 days of the effective date of the Agreements from which stock options or other equity incentive securities may be issued to employees and our advisors and consultants. The Agreements contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all the work produced by the counterparties, which is created, designed, conceived or developed by them in the course of their employment under the Agreements belong to us.

The agreements became effective on January1, 2018. It is expected that the Company will incur additional expenses for interest and the fair value of the beneficial conversion provisions of the Agreements should it be unable to make the contractual payments in a timely manner.

Note 5. Notes Payable

Notes payable to an unrelated third party totaling $ 20,000 at the end of 2017 and $0 during 2016 with and interest rate of 2%. The agreement allows the debt to be converted to shares of common stock at an agreed upon price. The note is past due and is, therefore, in default.

Note 6. Stockholders’ Equity

During the year ended December 31, 2017 we issued 9,393,500 shares of common stock for the conversion of shareholder debt as more fully described in Note 4 above.

Additionally, we issued an aggregate of 52,500,000 shares to two individuals, who have become officers of the Company, under employment contracts as described in Note 4 above, which resulted in a change of control of the company. The contracts became effective on December 19, 2017 and January 1, 2018; therefore, the related expense has been deferred in the accompanying financial statements. The shares were valued at the closing price of the Company’s common stock at the date the contracts were signed. The Company expects to amortize the $346,500 of compensation expense over the initial two-year terms of the employment contracts.

Also, during the year ended December 31, 2017 we issued 500,000 shares of common stock for legal services. The shares were for current services and were valued at $.0066 per share, the closing price of our stock at the date the shares were authorized.

During the year ended December 31, 2016 we issued 597,545 shares of common stock in settlement of $8,058 in previously accrued legal services and issued an additional 250,000 shares for current services valued at $.0143 per share, the closing price of our stock at the date the shares were authorized.

On October 27, 2016, we issued 4,545,455 shares of common stock to a shareholder for the conversion of $25,000 of working capital advances.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(Continued)

Note 7. Options

In prior periods, our Board of Directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), which was approved by our shareholders. The 2012 Plan provided for the issuance of up to 666,667 shares of our common stock. During October 2015 the Board of Directors amended the plan to increase the number of shares issuable under the LifeApps Digital Media Inc. 2012 Equity Incentive Plan to 20,000,000, on a post-Reverse Stock Split basis. The plan provides for the award of options, stock appreciation rights, performance share awards, and restricted stock and stock units. The plan is administered by the Board of Directors. Pursuant to the 2012 Plan our Board of Directors granted options to purchase 418,333 shares of our common stock in periods prior to December 31, 2015. All of those options have been cancelled or lapsed as of December 31, 2016. On May 24, 2016 our Board of Directors granted four-year options to purchase 15,000,000 shares of our common stock to officers and or directors and a consultant. The options vested quarterly during the initial year following the grant date.

The fair value of the options granted, $39,000, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	4
Volatility	383%
Risk Free interest rate	0.68%
Dividend yield (on common stock)	—

Stock based compensation expense for the year ended December 31, 2016 amounted to $4,874.

On December 19, 2017 our Board of Directors granted options to purchase 6,946,688 shares of our common stock to an officer, a consultant and a director. The options were fully vested when issued and are exercisable for a term of five years.

The fair value of the options granted, $63,770, was estimated at the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	5
Volatility	311%
Risk Free interest rate	1.71%
Dividend yield (on common stock)	—

Stock based compensation expense for the year ended December 31, 2017 amounted to $53,179

The following is a summary of stock option issued to employees and directors:

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(Continued)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2017	10,000,000	$0.0026	3.4	—
Granted	5,946,688	$.01	5.0	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding December 31, 2017	15,946,688	$.0054	3.36	—
Exercisable December 31, 2017	15,946,688	$.0071	3.98	—

There will be approximately $44,700 of additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2017	5,000,000	$0.0026	3.4	—
Granted	1,000,000	$.01	5	—
Exercised	—	$—	—	—
Cancelled	4,700,000	$—	—	—
Outstanding December 31, 2017	1,300,000	$0.0083	4.4	$—
Exercisable December31, 2017	1,300,000	$0.0083	4.4	$—

There will be approximately $0 of additional compensation expense recognized in future periods.

The following is a summary of stock option issued to employees and directors during 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2016	240,000	$0.57	.43	—
Granted	10,000,000	$.0026	3.4	—
Exercised	—	$—	—	—
Cancelled	240,000	$.057	—	—
Outstanding December 31, 2016	10,000,000	$.0026	3.4	—
Exercisable December 31, 2016	1,250,000	$.0026	3.4	—

The following is a summary of stock options issued to non-employees, excluding Directors during 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2016	375,000	$0.87	—	—
Granted	5,000,000	$.0026	3.4	—
Exercised	—	$—	—	—
Cancelled	375,000	$.87	—	—
Outstanding December 31, 2016	5,000,000	$0.0026	3.4	$—
Exercisable December31, 2016	625,000	$—	3.4	$—

Note 8. Outstanding Warrants

There were no warrants issued during the years ended December 31, 2017 or 2016. The 400,000 previously outstanding warrants expired on September 20, 2017.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(Continued)

Note 9. Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed a review of the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

Income tax provision (benefit) for the years ended December 31, 2017 and 2016, is summarized below:

	2017	2016
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal (34% tax rate)	(68,900)	(89,300)
State	(11,200)	(14,400)
Total deferred	(80,100)	(103,700)
Valuation allowance	80,100	103,700
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2017 and 2016 are as follows:

	2017	2016
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(39.5%)	(39.5%)
	0.0%	0.0%

Components of the net deferred income tax assets at December 31, 2017 and 2016 were as follows:

	2017	2016
Net operating loss carryovers (2017 adjusted for revised tax rate)	$364,100	$604,800
Valuation allowance	(364,100)	(604,800)
	$—	$—

In accordance with ASC 740, at December 31, 2017 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $364,100.

As of December 31, 2017, we had cumulative net operating loss carry forwards of $1,734,000 which expire from 2032 through 2037.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2017and 2016

(Continued)

Note 10. Subsequent Events

On January 8, 2018 we entered into a 90-day Consulting Agreement (the “Wellfleet Agreement”), effective as of January 1, 2018, with Wellfleet Partners, Inc. (“Wellfleet”) in recognition of past and future financial, management consulting and advisory and due diligence services provided and to be provided to us by Wellfleet. In consideration thereof, we paid Wellfleet $7,500 in cash and issued an aggregate of 2,500,000 shares of our restricted common stock to two designees of Wellfleet.

On March 6, 2018, we executed a $35,000 principal amount Convertible Promissory Note (the “Note”) to an unrelated entity. The Note has an initial term of one year accrues interest at 12% per annum. The lender has the right, at any time after 180 days at their election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is 58% of the lowest trading price in the 15 range of trading days prior the conversion.

On January 26, 2018 we entered into an Advisory Agreement with Uptick Capital, LLC. (“Uptick”) pursuant to which Uptick provided us with marketing and financial advice. The Advisory Agreement had a term of 30 days. We issued 500,000 shares of our restricted common stock under the Advisory Agreement.