Form 10-Q
period 2018-03-31
LIFEAPPS BRANDS INC.
filed 2018-05-15
CIK 1510247

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54867

LIFEAPPS BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2435 Dixie Highway, Wilton, FL 33305

 (Address of principal executive offices, including zip code)

(Former name, former address and former fiscal year, if changed since last report)

Tel: (858)-577-1746

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

As of May 15, 2018 there were issued and outstanding 90,704,686 shares of Common Stock, $0.001 par value.

LIFEAPPS BRAND INC.

FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

LIFEAPPS BRAND INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LifeApps Brands Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash	$25,009	$1,084
Accounts receivable	1,575	—
Other current assets	595	595
Total current assets	27,179	1,679
Intangible asset, net of amortization	—	150
Total Assets	$27,179	$1,829

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$124,882	$124,620
Accrued salaries - officers	682,154	601,154
Accrued interest	946	—
Notes payable	19,486	20,000
Notes payable to related party	17,585	17,585
Advances due to related parties	10,445	7,675
Convertible note payable, net of debt discount	2,397	—
Derivative liability	70,848	—
Total current liabilities	928,743	771,034

Stockholders’ (Deficit)
Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 90,704,686 and 87,404,686 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	90,704	87,704
Additional paid in capital	2,620,589	2,579,489
Deferred officer compensation	(342,020)	(391,010)
Accumulated (deficit)	(3,270,837)	(3,045,388)
Total stockholders’ (deficit)	(901,564)	(769,205)
Total Liabilities and Stockholders’ (Deficit)	$27,179	$1,829

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue	$1,594	$1,055
Cost of revenue	—	49
Gross profit	1,594	1,006
Operating expenses:
General and administrative	184,702	41,929
Depreciation and amortization	150	225
Total operating expenses	184,852	42,154
Operating loss	(183,258)	(41,148)
Interest expense	26,461	—
Change in derivative liability	15,730	—
Net (loss) before income taxes	(225,449)	(41,148)
Provision for income taxes	—	—
Net (loss)	$(225,449)	$(41,148)

Per share information - basic and fully diluted:
Net (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding	90,360,242	25,311,186

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Net cash used in operations	$(10,331)	$(986)

Cash flow from investing activities:	—	—
Net Cash used in investing activities	—	—

Cash flow from financing activities:
Proceeds from convertible notes payable	32,000	—
Repayment of note payable	(514)	—
Shareholder advances	2,770	715
Net cash provided by financing activities	34,256	715

Net increase (decrease) in cash	23,925	(271)
Cash at beginning of period	1,084	1,388
Cash at end of period	$25,009	$1,117

Non-cash investing and financing activities:
Stock issued for services	$44,100	$—
Officer salary accrual	$81,000	$37,500

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Brands Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Brands Inc. at March 31, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2018 and 2017 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Note 2. Summary of Significant Accounting Policies

Business Condition

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $3,270,837 and have negative working capital. To date we have funded our operations through advances from related parties, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

March 31, 2018 and 2017

(Unaudited)

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

Intangibles

Intangibles, which include websites and databases acquired, internet domain name costs, and customer lists, are being amortized over the expected useful lives which we estimate to be three to five years. In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register internet domain names were capitalized. The Company’s intangible assets have been fully amortized and are no longer of use in our current business activities.

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

Revenue Recognition

ASC Topic 606, “Revenue from Contracts with Customers” establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the for the three months ended March 31, 2018 and 2017, respectively. We had no research and development expenses for the three months ended March 31, 2018 and 2017, respectively.

Advertising Costs

We recognize advertising expense when incurred. We had no advertising expense for the three months ended March 31, 2018 and 2017, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $255 and $2,160 for the three months ended March 31, 2018 and 2017, respectively.

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

For the periods ended March 31, 2018 and 2017 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the periods ended March 31, 2018 and 2017, and the outstanding stock options and warrants are anti-dilutive.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

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

In November 2016, the FASB issued ASU No. 2016-18,  Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The adoption of this standard did not have an effect on the Company’s financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis. The adoption of this standard did not have an effect on the Company’s financial statements.

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

The adoption of this standard did not have an effect on the Company’s financial statements.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

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

Amounts due related party represents cash advances, salary accruals, notes payable, and amounts paid on our behalf by an officer and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at March 31, 2018 and December 31, 2017 was $10,445 and $7,675, respectively. Notes payable to related parties at March 31, 2018 and December 31, 2017 totaled $17,585 with a 2% annual interest rate. Currently the company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans. Salary accruals for the three-month periods ended March 31, 2018 and 2017 amounted to $81,000 and $37,500 respectively and net cash advances amounted to $2,770 and $715, respectively for the periods ended March 31, 2018 and 2017. Total unpaid accrued salary was $682,154 and $601,154 as of March 31, 2018 and December 31, 2017, respectively.

On December 19, 2017 we entered into an Employment Services Agreements with our Chief Executive Officer and our President and an Executive Management Consulting Agreement with our former Chief Executive Officer. The Agreements have a two-year term and are subject to automatic renewal for successive periods of one year unless either we or the counterparties give the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Agreement with our current and former Chief Executive Officers provide for base compensation of $150,000 and a base annual salary of $24,000 for our President. The compensation payments are payable in bi-weekly installments. In the event any of the payments are not made within 30 days of the due date, they will accrue interest at the rate of 10% per annum and the officers and consultant will have the right, in their sole discretion, to convert such payments, in whole or in part, into shares of our common stock at 50% of the value weighted average price for our common stock during the 20 trading days immediately preceding the date on which we are provided with a Notice of Conversion. The Agreements require us to approve a 2018 Equity Incentive Plan within 120 days of the effective date of the Agreements from which stock options or other equity incentive securities may be issued to employees and our advisors and consultants. The Agreements contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all the work produced by the counterparties, which is created, designed, conceived or developed by them in the course of their employment under the Agreements belong to us. Effective as of January 1, 2018, the agreements were modified to remove the conversion right provisions.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

During the period ended March 31, 2018 we recorded interest accruals of $658 related to the contracts.

Note 4. Note Payable

Note payable to an unrelated third party amounted to $19,486 and $20,000 at March 31, 2018 and December 31, 2017, respectively with an interest rate of 2%. The note is past due and is, therefore, in default.

Note 5. Convertible Note Payable

On March 6, 2018, we executed a Promissory Note (the “2018 Note”) to an unrelated entity and received an aggregate of $32,000. The Note has an initial term of one year and provides for an original issue discount of $3,000, which is being amortized over the initial term. The note carries face interest rates of 12% per annum. The Lender has the right, at any time and/or after 180 days at their election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is 58% of a two-day average of the lowest trading price in the 15 range of trading days prior the conversion. The Notes provide for additional penalties if we cannot deliver the underlying common stock on a timely basis.

We evaluated the terms of the conversion features of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

We valued the conversion feature at origination of the Note at $55,118 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 1 year to maturity, risk free interest rate of 3.03% and annualized volatility of 298.79%. $32,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible Note and is being amortized over the initial term of the convertible Note. The balance of $23,118 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

We value the derivative liability and at the end of each accounting period with the difference in value is recognized as gain or loss. At March 31, 2018 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, .94 years to maturity, risk free interest rate of 2.85% and annualized volatility of 289.61%. We recognized $15,730 of expense for the change in value of the derivative for the three months ended March 31, 2018. Interest expense for the period includes $23,118 of origination interest, amortization of debt discounts of $2,394 and interest accrual of $288.

At March 31, 2018 the balance of the Note is comprised of the following:

Face amount of Note	$35,000
Original issue discount	(2,795)
Debt discount	(29,808)
$2,397

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Note 6. Stockholders’ Equity

During the period ended March 31, 2018 we issued 3,000,000 shares of common stock in connection with consulting agreements with two unrelated entities. The shares were valued at fair value of $44,100, based on the respective trading prices of our common stock on the dates the agreements were signed.

Additionally, we recorded $48,990 of amortization of deferred officer compensation during the period ended March 31, 2018.

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

Stock based compensation expense for options for the periods ended March 31, 2018 and 2017 amounted to $0 and $2,437.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

The following is a summary of stock options issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2018	15,946,688	$0.0054	3.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding March 31, 2018	15,946,688	$0.0054	3.1	$—
Exercisable March 31, 2018	15,946,688	$0.0054	3.1	$—

There will be no additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2018	1,300,000	$0.0083	4.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding March 31, 2018	1,300,000	$0.0083	4.1	$—
Exercisable March 31, 2018	1,300,000	$0.0083	4.1	$—

There will be no additional compensation expense recognized in future periods.

Note 8. Outstanding Warrants

There were no warrants issued during the periods ended March 31, 2018 and 2017. The 400,000 previously outstanding warrants expired on September 20, 2017.

Note 9. Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed a review of the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the period ended March 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 and 2017

(Unaudited)

Income tax provision (benefit) for the periods ended March 31, 2018 and 2017, is summarized below:

	2018	2017
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal (21% tax rate in 2018)	(28,400)	(14,000)
State	(7,400)	(2,300)
Total deferred	(35,800)	(16,300)
Valuation allowance	35,800	16,300
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences as of March 31, 2018 and 2017 are as follows:

	2018	2017
Income tax provision at the federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(26.5%)	(39.5%)
	0.0%	0.0%

Components of the net deferred income tax assets at March 31, 2018 and December 31, 2017 were as follows:

	2018	2017
Net operating loss carryovers (adjusted for revised tax rate)	$399,900	$364,100
Valuation allowance	(399,900)	(364,100)
	$—	$—

In accordance with ASC 740, at March 31, 2018 and December 31, 2017 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $399,900 and $364,100, respectively.

As of March 31, 2018, we had cumulative net operating loss carry forwards of $1,874,000 which expire from 2032 through 2038.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Note 10. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2018 and March 31, 2017 and for the three months ended March 31, 2018 and 2017 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April,20, 2018. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of March 31, 2018, we have incurred losses of $3,270,837 To date we have funded our operations through advances from related parties, issuances of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended March 31, 2018, compared with the three months ended March 31, 2017

Revenues for the three months ended March 31, 2018 and 2017 were $1,594 and $1,055, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for the three months ended March 31, 2018 and 2017 was $0 (0%) and $49 (4.6%), respectively. This resulted in a gross profit for three months ended March 31, 2018 and 2017 of $1,594 (100%) and $1,006 (95.4%), respectively. Costs were primarily the cost of products sold.

We had net losses of $225,449 and $41,148 for the three months ended March 31, 2018 and 2017, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended March 31, 2018 and 2017:

	Three months Ended March 31,
	2018	2017	Difference
Personnel costs	$86,812	$37,500	$49,312
Professional fees	6,100	—	6,100
Travel and entertainment	1,523	—	1,523
Consulting expense	89,155	—	89,155
Stock related expenses	262	2,437	(2,175)
Rent	255	2,160	(1,905)
Other expenses	597	(168)	765
	$184,704	$41,929	$172,775

Personnel costs in 2018 consist principally of $43,500 of salaries accrued for our chief executive officer and president, $43,312 of amortization of deferred compensation. Personnel costs in 2017 consist of the salary accrual for our former chief executive officer.

Professional fees increased $6,100 from $0 for the three months ended March 31, 2017 to $6,100 for the three months ended March 31, 2018. The increase is a result of the timing of expenses related to our regulatory filings.

Travel expenses increased by $1,523 for quarters ended March 31, 2018 and 2017 as a result the restructuring of our business operations.

Consulting expense in 2018 consist principally of $37,500 of costs accrued for our former chief executive officer, $5,676 of amortization of deferred compensation. Additionally, we had $45,979 of costs associated with cash payments and common stock issued in connection with consulting contracts with third parties.

Rent expense decreased by $1,905 (88%) from $2,160 for the three months ended March 31, 2017 to $255 for the three months ended March 31, 2018. The decrease is a result of the relocation of our corporate office to a lower cost facility.

All of our other operating costs were not significant in the aggregate.

We had operating losses of $183,258 and $41,148 for the three months ended March 31, 2018 and 2017, respectively.

Interest and derivative expenses are primarily related to a convertible note payable to a third-party lender that was secured during the quarter ended March 31, 2018.

Liquidity and Capital Resources

We were financed primarily by capital contributions from members of LifeApps LLC, the predecessor to LifeApps, from short term loans, and through sales of our securities. Our existing sources of liquidity may not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed.

As of March 31, 2018, we had a working capital deficit of $828,319 as compared to a working capital deficit of $769,355 at December 31, 2017.

During the three months ended March 31, 2018 and 2017, operations used cash of $10,331 and $986 respectively.

During the three months ended March 31, 2018 and 2017, we used no cash in investing activities.

During the three months ended March 31, 2018 and 2017, net cash provided by financing activities was $34,256 and $715, respectively. We received $32,000 as proceeds from a convertible note payable to a third-party lender in 2018.

Additionally, we received net amounts of $650 and $715 of cash advances from our chief executive officer and net amounts of $1,606 and $0 of cash advances from (a director and shareholders) during the three months ended March 31, 2018 and 2017, respectively.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $3,270,837 as of March 31, 2018 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 20, 2018, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 1, 2018 we issued 50,500,000 shares of our common stock to Brian Neal pursuant to a December 19, 2017 Employment Services Agreement which took effect on January 1, 2018.

Effective January 8, 2018 we issued an aggregate of 2,500,000 shares of our common stock to two designees of a consultant pursuant to a January 8, 2018 Consulting Agreement.

Effective January 28, 2018 we issued 500,000 shares of our restricted common stock to an advisor pursuant to a January 26, 2018 Advisory Agreement.

Effective March 6, 2018 we entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which we issued to Power Up a 12%, one-year $35,000 convertible promissory note dated March 6, 2018.

All of the foregoing issuances were made in reliance (?) on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Effective January 1, 2018 we amended our December 19, 2017 Employment Services Agreement with Robert A. Blair, January 1, 2018 Employment Services Agreement with Brian Neal, and December 19, 2017 Executive Management Consulting Agreement with Robert Gayman to terminate and remove the deferred salary/cash payment conversion features set forth therein. We also extended the date by which we must authorize and approve a class of voting preferred stock, 50% of which is to be issued to each of Mr. Neal and Mr. Gayman, and authorize and approve a 2018 Equity Incentive Plan, to July 31, 2018.

On January 8, 2018 we entered into a 90-day Consulting Agreement, effective as of January 1, 2018, with Wellfleet Partners, Inc. (“Wellfleet”) in recognition of past and future financial, management consulting and advisory and due diligence services provided and to be provided to us by Wellfleet. In consideration thereof, we paid Wellfleet $7,500 in cash and issued an aggregate of 2,500,000 shares of our restricted common stock to two designees of Wellfleet.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Amendment No. 1 dated as of January 1, 2018, to Employment Services Agreement with Robert A. Blair
10.2	Amendment No. 1 dated as of January 1, 2018, to Employment Services Agreement with Brian Neal
10.3	Amendment No. 1 dated as of January 1, 2018, to Executive Management Consulting Agreement with Robert Gayman
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

LIFEAPPS BRANDS INC.

May 15, 2018	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer and Chief Financial Officer