Form 10-Q
period 2018-06-30
LIFEAPPS BRANDS INC.
filed 2018-08-20
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 15, 2018 there were issued and outstanding 90,704,686 shares of Common Stock, $0.001 par value.

LIFEAPPS BRAND INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

LIFEAPPS BRAND INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LifeApps Brands Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017

Assets
Current assets:
Cash	$962	$1084
Accounts receivable	1,575	—
Other current assets	595	595
Total current assets	3,132	1,679
Intangible asset, net of amortization	7,633	150
Total Assets	$10,765	$1,829

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$140,412	$124,620
Accrued salaries - officers	763,154	601,154
Accrued interest	4,639	—
Notes payable	18,500	20,000
Notes payable – related party	17,555	17,585
Advances due to related party	10,704	7,675
Convertible note payable net of discounts	11,145	—
Derivative liability	50,616	—
Total current liabilities	1,016,725	771,034

Stockholders’ (Deficit)

Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 90,704,686 and 87,704,686 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	90,704	87,704
Additional paid in capital	2,620,589	2,579,489
Deferred officer compensation	(293,031)	(391,010)
Accumulated (deficit)	(3,424,222)	(3,045,388)
Total stockholders’ (deficit)	(1,005,960)	(769,205)
Total Liabilities and Stockholders’ (Deficit)	$10,765	$1,829

See the accompanying notes to the condensed consolidated financial statements

LifeApps Digital Media Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	1,251	1,594	2,306
Cost of revenue	—	—	—	49
Gross profit (loss)	—	1,251	1,594	2,257
Operating expenses:
General and administrative	161,134	82,161	345,836	124,090
Depreciation and amortization	—	225	150	450
Total operating expenses	161,134	82,386	345,986	124,540
Loss from operations	(161,134)	(81,135)	(344,392)	(122,283)
Other Income (expense):
Interest expense	(12,484)	—	(38,944)	—
Change in derivative liability	20,233	—	4,502	—
Total other Income (expense)	7,749	—	(34,442)	—
(Loss) before income taxes	(153,385)	(81,135)	(378,834)	(122,283)
Provision for income taxes	—	—	—	—
Net (Loss)	$(153,385)	$(81,135)	$(378,834)	$(122,283)

Per share information - basic and fully diluted:
Weighted average shares outstanding	90,704,686	25,311,186	90,532,464	25,311,186

Net (loss) per share	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

* Denotes a loss of less than $(0.01) per share.

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Net cash used in operations	$(26,019)	$(41,614)

Cash flows from investing activities:
Investment in intangible assets	(7,633)	—
Net Cash used in investing activities	(7,633)	—

Cash flow from financing activities:
Proceeds from convertible note payable	32,000	—
Repayment of note payable	(1,500)	—
Shareholder advances	3,029	42,310
Net cash provided by financing activities	33,529	42,310

Net increase (decrease) in cash	(122)	696
Cash at beginning of period	1,084	1,388
Cash at end of period	$962	$2,084

Non-cash financing activities:
Stock issued for services	$44,100	$—
Officer salary accrual	$162,000	$75,000

See the accompanying notes to the condensed consolidated financial statements

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Brands Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Brands Inc. at June 30, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2018 and 2017 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $3,424,222 and have negative working capital. To date we have funded our operations through advances from related parties, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, LifeApps Inc. and Sports One Group Inc. All material inter-company transactions and balances have been eliminated in consolidation.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

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

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

Derivative Financial Instruments:

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we used a Black-Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Revenue is currently derived primarily from the sale of sports and fitness apparel and equipment, and software applications designed for use on mobile devices such as smart phones and tablets. Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability is probable.

We sell our software directly via Internet download through third party agents. We recognize revenue when payment is received from the agent. Payment is received net of commission paid to the agent, usually 70% to us and 30% to the agent. We record the net amount received as revenue.

We also plan to publish and sell digital magazines through the internet. Magazines can be purchased as individual volumes or as a subscription. To date we have not had any subscription sales.

Cost of Revenue

Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine and ongoing web hosting costs. Cost of revenue related to product sales includes the direct cost of those products sold.

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 350-50, Website Development Cost, and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our financial statements for the for the three months and six months ended June 30, 2018 and 2017, respectively. We had no research and development expenses for the three months and six months ended June 30, 2018 and 2017, respectively.

Advertising Costs

We recognize advertising expense when incurred. We had no advertising expense for the three months and six months ended June 30, 2018 and 2017, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $0 and $1,452 for the three months ended June 30, 2018 and 2017, respectively and $255 and $3,612 for the six months ended June 30, 2018 and 2017, respectively.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

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

For the periods ended June 30, 2018 and 2017 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the periods ended June 30, 2018 and 2017, and the outstanding stock options and warrants are anti-dilutive.

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

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities , which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019 .

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

Amounts due related party represents cash advances, salary accruals, notes payable, and amounts paid on our behalf by an officer and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at June 30, 2018 and December 31, 2017 was $10,704 and $7,675, respectively. Notes payable to related parties at June 30, 2018 and December 31, 2017 totaled $17,555 with a 2% annual interest rate. Currently the company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans. Salary accruals for the three-month periods ended June 30, 2018 and 2017 amounted to $81,000 and $37,500 respectively. Salary accruals for the six-month periods ended June 30, 2018 and 2017 amounted to $162,000 and $75,000, respectively. Net cash advances amounted to $3,029 and $42,310, respectively for the periods ended June 30, 2018 and 2017. Total unpaid accrued salary was $763,154 and $601,154 as of June 30, 2018 and December 31, 2017, respectively.

On December 19, 2017 we entered into an Employment Services Agreements with our Chief Executive Officer and our President and an Executive Management Consulting Agreement with our former Chief Executive Officer. The Agreements have a two-year term and are subject to automatic renewal for successive periods of one year unless either we or the counterparties give the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Agreement with our current and former Chief Executive Officers provide for base compensation of $150,000 and a base annual salary of $24,000 for our President. The compensation payments are payable in bi-weekly installments. In the event any of the payments are not made within 30 days of the due date, they will accrue interest at the rate of 10% per annum.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

The Agreements contain customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all the work produced by the counterparties, which is created, designed, conceived or developed by them in the course of their employment under the Agreements belong to us. Effective as of January 1, 2018, the agreements were modified to remove the conversion right provisions.

During the three and six month periods ended June 30, 2018 we recorded interest accruals of $2,646 related to the agreements.

Note 4. Note Payable

Note payable to an unrelated third party amounted to $18,500 and $20,000 at June 30, 2018 and December 31, 2017, respectively with an interest rate of 2%. The note is past due and is, therefore, in default.

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

We value the derivative liability and at the end of each accounting period with the difference in value is recognized as gain or loss. At June 30, 2018 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, .69 years to maturity, risk free interest rate of 2.32% and annualized volatility of 269.8%. We recognized $20,232 and $4,502 of expense and income accordingly for the change in value of the derivative for the three and six month periods ended June 30, 2018. Interest expense for the six- month period ended June 30, 2018 includes $23,118 of origination interest, amortization of debt discounts of $11,142 and interest accrual of $1,335.

At June 30, 2018 the balance of the Note is comprised of the following:

Face amount of Note	$35,000
Original issue discount	(2,047)
Debt discount	(21,808)
$11,145

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

Note 6. Stockholders’ Equity

During the six month period ended June 30, 2018 we issued 3,000,000 shares of common stock in connection with consulting agreements with two unrelated entities. The shares were valued at the respective trading prices of our common stock on the dates the agreements were signed.

Additionally, we recorded $97,980 of amortization of deferred officer compensation during the six-month period ended June 30, 2018.

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

Stock based compensation expense for options for the periods ended June 30, 2018 and 2017 amounted to $0 and $2,437.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

The following is a summary of stock options issued to employees and directors:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2018	15,946,688	$0.0054	3.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding June 30, 2018	15,946,688	$0.0054	2.85	$—
Exercisable June 30, 2018	15,946,688	$0.0054	2.85	$—

There will be no additional compensation expense recognized in future periods.

The following is a summary of stock options issued to non-employees, excluding Directors:.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2018	1,300,000	$0.0083	4.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding June, 2018	1,300,000	$0.0083	3.85	$—
Exercisable June, 2018	1,300,000	$0.0083	3.85	$—

There will be no additional compensation expense recognized in future periods.

Note 8. Outstanding Warrants

There were no warrants issued during the periods ended June 30, 2018 and 2017. The 400,000 previously outstanding warrants expired on September 20, 2017.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

Note 9. Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed a review of the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the period ended June 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

Income tax provision (benefit) for the periods ended June 30, 2018 and 2017, is summarized below:

	2018	2017
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal (21% tax rate in 2018)	(75,100)	(41,600)
State	(19,700)	(6,700)
Total deferred	(94,800)	(48,300)
Valuation allowance	94,800	48,300
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences as of June 30, 2018 and 2017 are as follows:

	2018	2017
Income tax provision at the federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(26.5%)	(39.5%)
	0.0%	0.0%

Components of the net deferred income tax assets at June 30, 2018 and December 31, 2017 were as follows:

	2018	2017
Net operating loss carryovers (adjusted for revised tax rate)	$458,900	$364,100
Valuation allowance	(458,900)	(364,100)
	$—	$—

In accordance with ASC 740, at June 30, 2018 and December 31, 2017 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $458,900 and $364,100, respectively.

As of June 30, 2018, we had cumulative net operating loss carry forwards of $2,096,683 which expire from 2032 through 2038.

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

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 and 2017

(Unaudited)

Note 10. Subsequent Events

On August 7, 2018, we executed a stock purchase agreement with a unrelated party in the amount of $10,000. The purchase agreement was for 2,000,000 shares of common stock at the purchase price of $10,000 dollars or $0.005 per share.

On August 7, 2018, we executed a promissory note with an unrelated party in the amount of $10,000. Payment may shall be made in cash, with the option to convert to common stock upon mutual agreement between Maker and Holder. The maturity date is October 4, 2018 and includes interest at the rate of seven percent (7%) per annum and 750,000 shares of common stock.

Management has evaluated all activity and concluded that no additional subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2018 and June 30, 2017 and for the three and six months ended June 30, 2018 and 2017 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of June 30, 2018, we have incurred losses of $3,424,222. To date we have funded our operations through advances from related parties, issuances of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Derivative Financial Instruments:

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we used a Black-Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

We also plan to publish and sell digital magazines through the internet. Magazines can be purchased as individual volumes or as a subscription. To date we have not had any subscription sales.

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

Results of Operations

Three and six months ended June 30, 2018, compared with the three and six months ended June 30, 2017

Revenues for the three and six months ended June 30, 2018 and 2017 were $- and $1,251 and $1,594 and $2,306, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for the three and six months ended June 30, 2018 and 2017 was $- and $- and $- and $49, respectively. This resulted in a gross profit for three and six months ended June 30, 2018 and 2017 of $- and $1,251 and $1,594 and $2,257, respectively. Costs were primarily the cost of products sold.

We had net losses of $(153,385) and $(81,135) and $(378,834) and $(122,283) for the three and six months ended June 30, 2018 and 2017, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three and six months ended June 30, 2018 and 2017:

	Three months Ended June 30,			Six months Ended June 30,
	2018	2017	Difference	2018	2017	Difference
Personnel costs	$87,514	$37,500	$50,014	$193,076	$75,000	$118,076
Professional fees	19,133	32,000	(12,867)	25,233	32,000	(6,767)
Travel and entertainment	8,876	2,610	6,266	10,399	2,610	7,789
Marketing expense	—	3,495	(3,495)	—	3,495	(3,495)
Consulting expense	43,698	—	43,698	114,103	—	114,103
Stock related expenses	238	2,437	(2,199)	500	4,874	(4,374)
Rent	—	1,452	(1,452)	255	3,612	(3,357)
Other expenses	1,674	2,667	(993)	2,269	2,499	(230)
	$161,133	$82,161	$78,972	$345,835	$124,090	$221,745

Personnel costs during the three and six months ended June 30, 2018 consisted principally of $43,500 and $87,000 of salaries accrued for our chief executive officer and president and $41,633 and $83,325 of amortization of deferred compensation. Personnel costs during the three and six months ended June 30, 2017 consisted of the accrual of $37,500 per quarter of executive compensation for our former president.

Professional fees decreased from $32,000 and $32,000 for the three and six months ended June 30, 2017 to $19,133 and $25,233 for the three and six months ended June 30, 2018. The decrease is a result of the timing of the services provided for auditing and legal services.

Travel expenses increased by $6,266 and $7,789 for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 as a result of the change in our proposed business operations.

Consulting expense during the three and six months ended June 30, 2018 consisted principally of $37,500 and $75,000 of costs accrued for our former chief executive officer, $7,326 and $14,652 of amortization of deferred compensation. Additionally we had $- and $44,100 of costs associated with common stock issued in connection with consulting contracts with third parties.

Rent expense decreased by $1,452 and $3,357 from $1,452 and $3,612 for the three and six months ended June 30, 2017 to $- and $255 for the three and six months ended June 30, 2018. The decrease is a result of the change in our principal office location.

There was no marketing expense recorded during the three and six months Ended June 30, 2018 due to the proposed change in our business operation.

All of our other operating costs were not significant in the aggregate.

We had operating losses of $(161,134) and $(344,392) for the three and six months ended June 30, 2018 compared to $(81,135) and $(122,283) for the three and six months ended June 30, 2017.

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

As of June 30, 2018, we had a working capital deficit of $1,013,593 as compared to a working capital deficit of $769,355 at December 31, 2017.

During the six months ended June 30, 2018 and 2017, operations used cash of $26,019 and $41,614, respectively.

During the six months ended June 30, 2018 we used $7,633 of cash in investing activities related to the increase in our intangible assets. No cash was expended for financing activities during the six months ended June 30, 2017.

During the six months ended June 30, 2018 and 2017, net cash provided by financing activities was $33,529 and $42,310, respectively. We received $32,000 as proceeds from a convertible note payable to a third-party lender during the six months ended June 30, 2018.

Additionally, we received net amounts of $650 and $12,810 of cash advances from our chief executive officer and net amounts of $2,379 and $29,500 of cash advances from (a director and shareholders) during the six months ended June 30, 2018 and 2017, respectively.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $3,424,222 as of June 30, 2018 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 May 20, 2017 promissory note due August 31, 2017 issued to an unrelated third party. We have been paying back the note in monthly installments of $500 with the intention to pay it back in full when funds become available. At June 30, 2018 the principal balance due on the note was $18,500.

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

LIFEAPPS BRANDS INC.

August 20, 2018	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer and Chief Financial Officer