Form 10-Q
period 2018-09-30
LIFEAPPS BRANDS INC.
filed 2018-12-31
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of December 31, 2018 there were issued and outstanding 107,679,152 shares of Common Stock, $0.001 par value.

LIFEAPPS BRAND INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

LIFEAPPS BRAND INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

  LifeApps Brands Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash	$949	$1084
Other current assets	595	595
Total current assets	1,544	1,679
Intangible asset, net of amortization	—	150
Total Assets	$1,544	$1,829

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$199,579	$124,620
Accrued salaries - officers	844,154	601,154
Accrued interest	10,375	—
Notes payable	28,000	20,000
Notes payable – related party	17,885	17,585
Advances due to related party	10,974	7,675
Convertible note payable net of discounts	35,005	—
Derivative liability	44,060	—
Total current liabilities	1,190,032	771,034

Stockholders’ (Deficit)

Preferred stock, $.001 par value, 10,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 95,232,464 and 87,704,686 shares issued and outstanding, respectively	95,232	87,704
Additional paid in capital	2,643,163	2,579,489
Deferred officer compensation	(244,043)	(391,010)
Accumulated (deficit)	(3,682,841)	(3,045,388)
Total stockholders’ (deficit)	(1,188,488)	(769,205)
Total Liabilities and Stockholders’ (Deficit)	$1,544	$1,829

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$525	787	2,119	3,093
Cost of revenue	—	—	—	49
Gross profit (loss)	525	787	2,119	3,044
Operating expenses:
General and administrative	218,988	47,726	564,824	171,816
Depreciation and amortization	—	225	150	675
Total operating expenses	218,988	47,951	564,974	172,491
(Loss) from operations	(218,463)	(47,164)	(562,855)	(169,447)
Interest expense	(68,748)	—	(107,692)	—
Change in derivative liability	28,593	—	33,095	—
Net (loss) before income taxes	(258,619)	47,164)	(637,453)	(169,447)
Provision for income taxes	—	—	—	—
Net (loss)	$(258,619)	$(47,164)	$(637,453)	$(169,447)

Per share information - basic and fully diluted:
Weighted average shares outstanding	92,561,268	25,311,186	91,208,732	25,311,186

Net (loss) per share	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

* Denotes a loss of less than $(0.01) per share.

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Brands Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Net cash used in operations	$(53,734)	$(48,616)

Cash flow from financing activities	—	—

Cash flow from financing activities:
Proceeds from convertible note payable	32,000	—
Proceeds from note payable	10,000	—
Proceeds from sale of common stock	10,000	—
Repayment of note payable	(2,000)	—
Shareholder advances	3,599	49,310
Repayment of shareholder advances	—	(800)
Net cash provided by financing activities	53,599	48,510

Net (decrease) in cash	(135)	(106)
Cash at beginning of period	1,084	1,388
Cash at end of period	$949	$1,282

Non-cash financing activities:
Stock issued for services	$44,100	$7,312
Stock issued for debt conversion	$10,375	$—
Officer salary accrual	$243,000	$112,500

See the accompanying notes to the unaudited condensed consolidated financial statements

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LifeApps Brands Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LifeApps Brands Inc. at September 30, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2018 and 2017 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $3,682,841 and have negative working capital. To date we have funded our operations through advances from related parties, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, LifeApps Inc. and Sports One Group Inc. All material inter-company transactions and balances have been eliminated in consolidation.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

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

September 30, 2018 and 2017

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

We plan to publish and sell digital magazines through the internet. Magazines can be purchased as individual volumes or as a subscription. To date we have not had any subscription sales.

Cost of Revenue

Cost of revenue includes the cost of amounts paid for articles, photography, editorial and production cost of the magazine and ongoing web hosting costs. Cost of revenue related to product sales includes the direct cost of those products sold.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $0 and $363 for the three months ended September 30, 2018 and 2017, respectively and $255 and $3,975 for the nine months ended September 30, 2018 and 2017, respectively.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Stock-Based Compensation

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

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the periods ended September 30, 2018 and 2017, and the outstanding stock options and warrants are anti-dilutive. Weighted average shares outstanding would have increased by approximately 2,893,000 and 11,065,000 for the periods ended September 30, 2018 and 2017 on a fully diluted basis.

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

September 30, 2018 and 2017

(Unaudited)

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

Advances due to related parties represent cash advances, salary accruals, notes payable, and amounts paid on our behalf by an officer and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at September 30, 2018 and December 31, 2017 was $10,974 and $7,675, respectively. Notes payable to related parties at September 30, 2018 and December 31, 2017 totaled $17,885 and $17,585, respectively with a 2% annual interest rate. Currently the company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans. Salary accruals for the three-month periods ended September 30, 2018 and 2017 amounted to $81,000 and $37,500 respectively. Salary accruals for the nine -month periods ended September 30, 2018 and 2017 amounted to $243,000 and $112,500, respectively. Net cash advances amounted to $3,599 and $48,510, respectively for the periods ended September 30, 2018 and 2017.  Total unpaid accrued salary was $844,154 and $601,154 as of September 30, 2018 and December 31, 2017, respectively.

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

September 30, 2018 and 2017

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

During the three and nine month periods ended September 30, 2018 we recorded interest accruals of $5,736 and $7,976 related to the agreements.

Note 4. Note Payable

Notes payable to two unrelated third parties amounted to $28,000 at September 30, 2018 and $20,000 to a single unrelated third party at December 31, 2017 with an interest rates of 2% and 7% per annum. One of the notes in the amount of $18,000 at September 30, 2018 is past due and is, therefore, in default. The other note in the amount of $10,000 provides for the issuance of 775,000 shares of common stock as additional interest due at maturity.

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

During the quarter ended September 30, 2018, the company became subject to a penalty assessment of $17,500 due to a loan covenant violation. Such amount has been expensed as additional interest. Additionally, the fair value of the derivative liability associated with the penalty amounted to $29,265 and has been recorded as additional interest expense.

Also, during the quarter ended September, the lender exercised conversion rights pursuant to the loan agreement and converted $8,000 of the loan principal into 1,777,778 shares of common stock. The company recognized an aggregate of $10,375 of shareholder equity as a result of the conversion based of a fair value calculation at the conversion date and related adjustments to remaining loan discounts applicable to the converted loan amount.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

We value the derivative liability at the end of each accounting period with the difference in value recognized as gain or loss. At September 30, 2018 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, .44 years to maturity, risk free interest rate of 2.49% and annualized volatility of 143%. We recognized $26,625 and $34,127 of income for the change in value of the derivative for the three- and nine-month periods ended September 30, 2018. Interest expense for the nine - month period ended September 30, 2018 includes $52,453 of origination interest, amortization of debt discounts of $24,273 and interest accrual of $2,400.

At September 30, 2018 the balance of the Note is comprised of the following:

Face amount of Note	$44,500
Original issue discount	(1,290)
Debt discount	(8,205)
$35,005

Note 6. Stockholders’ Equity

During the nine-month period ended September 30, 2018 we issued 3,000,000 shares of common stock in connection with consulting agreements with two unrelated entities. The shares were valued at the respective trading prices of our common stock on the dates the agreements were signed.

During the quarter ended September 30, 2018 an unrelated third party purchased 2,000,000 shares of common stock for $10,000 in cash at $.05 per share and made a loan to the company in the amount of $10,000. The loan provided for a stock grant of 750,000 shares of common stock.

Also, as described in Note 5, the company issued 1,777,778 shares of common stock pursuant to a debt-to-equity conversion.

Additionally, we recorded $146,966 of amortization of deferred officer compensation during the nine -month period ended September 30, 2018.

Note 7. Options

Stock based compensation expense for options for the periods ended September 30, 2018 and 2017 amounted to $0 and $7,312.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

The following is a summary of stock options issued pursuant to the plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2018	17,246,688	$0.0056	3.4	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled	—	$—	—	—
Outstanding September 30, 2018	17,246,688	$0.0056	2.70	$—
Exercisable September 30, 2018	17,246,688	$0.0056	2.70	$—

Stock based compensation expense for options for the periods ended September 30, 2018 and 2017 amounted to $0 and $7,312. There will be no additional compensation expense recognized in future periods.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

Note 8. Outstanding Warrants

There were no warrants issued during the periods ended September 30, 2018 and 2017. The 400,000 previously outstanding warrants expired on September 20, 2017.

Note 9. Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed a review of the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the period ended September 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

Income tax provision (benefit) for the periods ended September 30, 2018 and 2017, is summarized below:

	2018	2017
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal (21% tax rate in 2018)	(104,600)	(19,400)
State	(27,400)	(3,100)
Total deferred	(132,000)	(22,500)
Valuation allowance	132,000	22,500
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences as of September 30, 2018 and 2017 are as follows:

	2018	2017
Income tax provision at the federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(26.5%)	(39.5%)
	0.0%	0.0%

Components of the net deferred income tax assets at September 30, 2018 and December 31, 2017 were as follows:

	2018	2017
Net operating loss carryovers (adjusted for revised tax rate)	$496,100	$364,100
Valuation allowance	(496,100)	(364,100)
	$—	$—

In accordance with ASC 740, at September 30, 2018 and December 31, 2017 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $496,100 and $364,100, respectively.

LifeApps Brands Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 and 2017

(Unaudited)

As of September 30, 2018, we had cumulative net operating loss carry forwards of $2,236,900 which expire from 2032 through 2038.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Note 11. Subsequent Events

On October 25, 2018 we issued 1,000,000 shares to Sterling Financial Consultants LLC for accounting, tax and advisory services.

On December 5, 2018 we issued an aggregate of 2,750,000 shares of our restricted common stock to one person pursuant to (i) an August 7, 2018 $10,000 promissory note, as amended, due on February 15, 2019 (750,000 shares) and (ii) a $10,000 Securities Purchase Agreement dated August 7, 2018 (2,000,000 shares). The shares were deemed to have been issued as of August 7, 2018.

On December 5, 2018 we issued 10,946,688 shares of our restricted common stock to Robert Gayman pursuant to the exercise of (i) 6,000,000 stock options at an exercise price of $0.0026 per share or an aggregate of $15,600, and (ii) 4,946,688 stock options at an exercise price of $0.01 per share or an aggregate of $49,467, the payment for which was made by making a corresponding deduction to amounts owed by us to Mr. Gayman.

On December 5, 2018 Robert Gayman forgave $531,487.12 of the amount due to him by us for services rendered. On December 5, 2018 we issued 500,000 shares to our corporate counsel in consideration of its deferment, on a temporary basis, of legal fees due to it by us for services rendered.

On November 1, 2018 we entered into an Employment Services Agreement (the “Roan Agreement”) with Lawrence Roan pursuant to which Mr. Roan is serving as our Executive Director. The Roan Agreement has a 63-month term and is subject to automatic renewal for successive periods of one year unless either we or Mr. Roan gives the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Roan Agreement provides for a base annual salary of $100,000 and a two-year severance period in the event the Roan Agreement is terminated by us without cause or by Mr. Roan for good reason. Mr. Roan’s base salary payments are payable in bi-weekly installments. The Roan Agreement contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all of the work produced by Mr. Roan, which is created, designed, conceived or developed by Mr. Roan in the course of his employment under the Roan Agreement belongs to us.

On November 1, 2018 the Management contracts for Bobby Blair and Brian Neal and the Consultant contract for Robert Gayman were amended to remove the deferred payment salary conversion feature.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2018 and September 30, 2017 and for the three and nine months ended September 30, 2018 and 2017 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of September 30, 2018, we have incurred losses of $3,682,841. To date we have funded our operations through advances from related parties, issuances of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three and nine months ended September 30, 2018, compared with the three and nine months ended September 30, 2017

Revenues for the three and nine months ended September 30, 2018 and 2017 were $525 and $2,119 and $787 and $3,093, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products.

Cost of revenue normally includes our cost of products sold and amounts paid for articles, photography, editorial and production cost of the magazine. In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for the three and nine months ended September 30, 2018 and 2017 was $- and $- and $- and $49, respectively. This resulted in a gross profit for three and nine months ended September 30, 2018 and 2017 of $525 and $2,119 and $787 and $3,044, respectively. Costs were primarily the cost of products sold.

We had net losses of $(258,619) and $(47,164) and $(637,453) and $(169,447) for the three and nine months ended September 30, 2018 and 2017, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three and nine months ended September 30, 2018 and 2017:

	Three months Ended September 30,			Nine months Ended September 30,
	2018	2017	Difference	2018	2017	Difference
Personnel costs	$85,412	$37,500	$47,912	$297,238	$112,500	$184,738
Professional fees	79,797	6,500	73,297	105,030	38,500	66,530
Travel and entertainment	428	200	228	10,827	2,810	8,017
Marketing expense	—	—	—	—	3,495	(3,495)
Consulting expense	52,460	—	52,460	147,813	—	147,813
Stock related expenses	—	2,437	(2,437)	500	7,311	(6,811)
Rent	—	363	(363)	255	3,975	(3,720)
Other expenses	891	726	165	3,161	3,225	(64)
	$218,988	$47,726	$171,262	$564,824	$171,816	$393,008

Personnel costs during the three and nine months ended September 30, 2018 consisted principally of $43,500 and $130,500 of salaries accrued for our chief executive officer and president and $41,912 and $166,738 of amortization of deferred compensation. Personnel costs during the three and nine months ended September 30, 2017 consisted of the accrual of $37,500 per quarter of executive compensation for our former president.

Professional fees increased from $6,500 and $38,500 for the three and nine months ended September 30, 2017 to $79,797 and $105,030 for the three and nine months ended September 30, 2018. The increase is a result of the timing of the services provided for auditing and legal services and additional legal services related to changes in the Company’s planned operations.

Travel expenses increased by $228 and $8,017 for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 as a result of the change in our proposed business operations.

Consulting expense during the three and nine months ended September 30, 2018 consisted principally of $37,500 and $112,500 of costs accrued for our former chief executive officer, $7,326 and $21,978 of amortization of deferred compensation. Additionally we had $- and $44,100 of costs associated with common stock issued in connection with consulting contracts with third parties.

Rent expense decreased by $363 and $3,720 from $363 and $3,975 for the three and nine months ended September 30, 2017 to $- and $255 for the three and nine months ended September 30, 2018. The decrease is a result of the change in our principal office location.

There was no marketing expense recorded during the three and nine months Ended September 30, 2018 due to the proposed change in our business operation.

All of our other operating costs were not significant in the aggregate.

We had operating losses of $(218,463) and $(562,855) for the three and nine months ended September 30, 2018 compared to $(47,164) and $(169,447) for the three and nine months ended September 30, 2017.

Interest and derivative expenses are primarily related to a convertible note payable to a third-party lender that was secured during the quarter ended March 31, 2018 and interest accrued pursuant to employment and consulting contracts..

Liquidity and Capital Resources

We were financed primarily by capital contributions from members of LifeApps LLC, the predecessor to LifeApps, from short term loans, and through sales of our securities. Our existing sources of liquidity may not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed.

As of September 30, 2018, we had a working capital deficit of $1,188,488 as compared to a working capital deficit of $769,205 at December 31, 2017.

During the nine months ended September 30, 2018 and 2017, operations used cash of $53,734 and $48,616, respectively.

No cash was expended for financing activities during the nine months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was $53,599 and $48,510, respectively. We received $32,000 as proceeds from a convertible note payable to a third-party lender during the nine months ended September 30, 2018. Also we received an aggregate of $20,000 from the issuance of common stock and a note payable from an unrelated individual.

Additionally, we received net amounts of $950 and $15,510 of cash advances from our chief executive officer and net amounts of $2,649 and $33,000 of cash advances from (a director and shareholders) during the nine months ended September 30, 2018 and 2017, respectively.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $3,682,841 as of September 30, 2018 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective, due to a lack of audit committee and segregation of duties caused by limited personnel, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 2018 we issued an aggregate of 2,750,000 shares of our restricted common stock to one person pursuant to (i) an August 7, 2018 $10,000 promissory note, as amended, due on February 15, 2019 (750,000 shares) and (ii) a $10,000 Securities Purchase Agreement dated August 7, 2018 (2,000,000 shares). The shares were deemed to have been issued as of August 7, 2018.

On October 11, 2018 we issued 1,777,778 shares of our restricted common stock pursuant to the conversion of $8,000 is loan principal due on a March 6, 2018 promissory note. The shares were deemed to have been issued on September 20, 2018, the date on which we received a conversion notice.

The foregoing issuances of shares were made on reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 May 20, 2017 promissory note due August 31, 2017 issued to an unrelated third party. We have been paying back the note in monthly installments of $500 with the intention to pay it back in full when funds become available. At September 30, 2018 the principal balance due on the note was $18,500.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On December 5, 2018 we issued an aggregate of 2,750,000 shares of our restricted common stock to one person pursuant to (i) an August 7, 2018 $10,000 promissory note, as amended, due on February 15, 2019 (750,000 shares) and (ii) a $10,000 Securities Purchase Agreement dated August 7, 2018 (2,000,000 shares). The shares were deemed to have been issued as of August 7, 2018.

On December 5, 2018 we issued 10,946,688 shares of our restricted common stock to Robert Gayman pursuant to the exercise of (i) 6,000,000 stock options at an exercise price of $0.0026 per share or an aggregate of $15,600, and (ii) 4,946,688 stock options at an exercise price of $0.01 per share or an aggregate of $49,467, the payment for which was made by making a corresponding deduction to amounts owed by us to Mr. Gayman.

On December 5, 2018 Robert Gayman forgave $531,487.12 of the amount due to him by us for services rendered.

On December 5, 2018 we issued 500,000 shares to our corporate counsel in consideration of its deferment, on a temporary basis, of legal fees due to it by us for services rendered.

On November 1, 2018 we entered into an Employment Services Agreement (the “Roan Agreement”) with Lawrence Roan pursuant to which Mr. Roan is serving as our Executive Director. The Roan Agreement has a 63-month term and is subject to automatic renewal for successive periods of one year unless either we or Mr. Roan gives the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Roan Agreement provides for a base annual salary of $100,000 and a two-year severance period in the event the Roan Agreement is terminated by us without cause or by Mr. Roan for good reason. Mr. Roan’s base salary payments are payable in bi-weekly installments. The Roan Agreement contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all of the work produced by Mr. Roan, which is created, designed, conceived or developed by Mr. Roan in the course of his employment under the Roan Agreement belongs to us.

On November 1, 2018 we entered into Amendment No. 2 to Robert Gayman’s Executive Management Consulting Agreement to extend the term thereof through January 31, 2023.

On November 1, 2018 we entered into Amendment No. 2 to Brian Neal’s Employment Services Agreement to extend the term thereof through January 31, 2023.

On November 1, 2018 we entered into Amendment No. 2 to Robert Blair’s Employment Services Agreement to extend the term thereof through January 31, 2023.

Effective October 25, 2018 we issued 1,000,000 shares of our restricted common stock to one person on consideration of $24,785 in accounting, tax and advisory services reliance during May 2017.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Employment Services Agreement with Lawrence P. Roan entered into as of November 1, 2018.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

LIFEAPPS BRANDS INC.

December 31, 2018	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer and Chief Financial Officer