Form 10-K
period 2018-12-31
LIFEAPPS BRANDS INC.
filed 2019-04-16
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2018

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-54867

LIFEAPPS BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2435 Dixie Highway
Wilton Manors, FL	33305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 947-6133

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2018, there were 90,704,686 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 14,771,374 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was approximately $118,170 as of June 30, 2018, based on the closing price of $0.008 per share of the common stock on June 30, 2018.

As of April 10, 2019, there were 289,291,798 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to successfully launch and grow our new business operations;

●	The intensity of competition in the industry in which we operate;

●	Our ability to raise additional capital if, as, and when needed on acceptable terms;

●	General economic conditions that affect our industry or the global environment in which we operate; and

●	Our ability to successfully attract and retain management and other key employees.

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

Organizational History

Through our wholly owned subsidiary LifeApps, Inc., we are a licensed developer and publisher of apps for the Apple Apps Store for iPhone, iPod touch, iPad and iPad mini. We are also a licensed developer on both Google Play and Amazon Appstore for Android. We have distributed apps on all three platforms. We are currently not targeting our revenue strategy on further development of additional apps or updating or expanding on apps that we have developed but, will instead, make our primary focus the development and operation of various new business operations that we intend to establish. As set forth below, on January 25, 2019, we acquired LGBT Loyalty LLC and intend to create a LGBTQ Loyalty Preference Index (the “Index”) that will provide the LGBT community with the power to influence the allocation of capital within the Index based upon their consumer preferences. The Index is intended to link the economic power of the LGBTQ community with many of the top companies that support and market their products to the LGBTQ demographic. We also plan to create ancillary businesses that are intended to complement and support the Index including LGBTQ Loyalty Sponsorship which will be established to promote the Index along with the companies from around the world that desire to market and advertise directly to LGBTQ consumers. We intend to join forces with some of the most recognizable LGBTQ community leaders from around the world and have them become LGBTQ Loyalty Sponsorship members. The LGBTQ Loyalty Sponsorship is expected to incorporate marketing and support of the companies included in the Index. All companies will be offered the opportunity to purchase LGBTQ Loyalty Sponsorship packages. We also plan to develop a digital media network that will specialize in targeting highly sought-after niche demographic audiences. In that regard, we intend to focus on two core businesses, an LGBTQ Advertising Network and an LGBTQ Media Network. Through our digital platform, we expect to aggregate content from around the world. We also intend to create original content along with sponsored content in a 24/7 digital network. The LGBTQ Advertising Network is intended to assist brands in global targeting of the LGBTQ demographic. The LGBTQ Advertising Network is expected to provide advertisers and brands with over 300 mainstream digital platforms and access to this loyal, affluent and ever-expanding audience. We intend to deliver to our audience relevant sponsored content marketing message across all spectrums of digitally connected devices. We believe that our unique value proposition to our audience and sponsors will be the ability to deliver aggregated and original content, with emphasis on interactive content and captive video.

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

On September 20, 2012, LifeApps Acquisition Corp., a wholly owned Nevada subsidiary of ours, merged with and into LifeApps Inc., which had been organized as a California limited liability company on July 13, 2009, and was converted to a Nevada corporation on September 7, 2012 in anticipation of the merger. In connection with the merger, each share of LifeApps common stock was cancelled and converted into the right to receive 400 shares of our common stock. LifeApps was the surviving corporation of that merger. As a result of the merger, we acquired the business of LifeApps. Immediately following the merger, we split off our wholly owned subsidiary, Prime Time Split Corp., a Delaware corporation, through the exchange of 6,000,000 shares of our common stock for all of the issued and outstanding shares of common stock of Split Corp. All of our assets and liabilities immediately following the merger, excluding any assets and liabilities assumed in the merger, were transferred to Split Corp.

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

On January 24, 2019 we filed a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock with the Delaware Secretary of State to create a series of preferred stock designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) consisting of one share. The share of Series A Preferred Stock was issued to Maxim Partners, LLC, a New York limited liability company (“Maxim”) in connection with the January 25, 2019 Securities Exchange Agreement described below. The Series A Preferred Stock has no voting, liquidation or other rights other than the right to convert into common stock. The Series A Preferred Stock will automatically convert into additional shares of our restricted common stock immediately after such time that (i) the number of shares of our authorized common stock is increased from 500,000,000 to 1,000,000,000 shares (the “Share Increase”); and (ii) the January 25, 2019 warrants issued to Brian Neal, our President, and Robert Gayman, our former Executive Management Consultant, at the closing of the securities exchange transaction described below (the “Management Warrants”) are automatically exercised for shares of our restricted common stock. The Management Warrants represent common stock purchase warrants that were issuable to Robert Blair, our Chief Executive Officer, Brian Neal and Robert Gayman, and/or their designees or assignees (collectively, the “Management Holders”) in exchange for the cancellation of all amounts due to the Management Holders by us as of, but not including, January 1, 2019, which amounts consisted solely of accrued salaries and /or consulting fees earned by the Management Holders through December 31, 2018, plus interest due thereon. These amounts consisted of $161,629 due to Robert Blair, representing $154,600 of compensation and $7,029 of interest, $25,054 due to Brian Neal, representing $24,000 of compensation and $1,054 of interest and $161,629 due to Robert Gayman, representing $154,600 of compensation and $7,029 of interest. Prior to their issuance, Robert Blair gifted his right to receive Management Warrants to Brian Neal. The Management Warrants are automatically exercisable for shares of our restricted common stock following the Share Increase at an exercise price equal to a 10% discount to the volume weighted average price (“VWAP”) for our common stock during the three trading days ending on the seventh trading day following the date on which this Current Report is filed with the Securities and Exchange Commission. Except as otherwise provided below, the share of Series A Preferred Stock is automatically convertible into 99.98% of the number of shares issued upon the automatic exercise of the Management Warrants. However, upon the conversion of the Series A Preferred Stock, Maxim may not own more than 49.99% of our then issued and outstanding common stock. In the event that the full conversion of the Series A Preferred Stock would result in Maxim owning more than 49.99% of our then issued and outstanding common stock, the conversion will be limited to such number of shares that will result in Maxim owning 49.99% of our then issued and outstanding common stock and the issuance of the remaining shares issuable upon conversion will be deferred until such time that their issuance will not increase Maxim ‘s ownership of our common stock to more than 49.99%.

On January 25, 2019, we entered into and closed a securities exchange under a Securities Exchange Agreement (the “Securities Exchange Agreement”) with LGBT Loyalty LLC, a New York limited liability company (“LGBT Loyalty”), and Maxim, pursuant to which we acquired all of the membership interests of LGBT Loyalty, making LGBT Loyalty a wholly owned subsidiary of ours, in exchange for 120,959,996 shares of our restricted common stock and one share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The common stock issued to Maxim represented, upon issuance, 49.99% of our then issued and outstanding shares of common stock. Effective March 26, 2019, the share of Series A Convertible Preferred Stock was converted into 8,598,578 shares of our common stock.

On March 26, 2019, we filed a Certificate of Amendment to our Certificate of Incorporation to increase our authorized capitalization from 500,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,000,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. As the result of the filing of the Certificate of Amendment, the Management Warrants were automatically exercised for 8,600,298 shares of our common stock and following such exercise the outstanding share of Series A Preferred Stock was automatically converted into 8,598,578 shares of common stock.

On April 3, 2019 we filed a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) and authorized the issuance of up to 1,500,000 shares of Series B Preferred Stock. The Series B Preferred Stock has no voting, liquidation or other rights other than the right to receive dividends and to convert into common stock. The stated value of each share of Series B Convertible Preferred for purposes of conversions and dividends is $1.15 (the “Conversion/Dividend Stated Value”). The stated value of each share of Series B Convertible Preferred for purposes of redemptions is $1.35 (the “Redemption Stated Value”). Subject to earlier conversion or redemption, the Series B Preferred Stock will automatically convert into fully paid and non-accessible shares of our common stock 24 months following the date of issuance of such Series B Preferred Stock without any action or payment required on the part of the holder of the Series B Convertible Preferred Stock. Subject to a floor price limitation of $0.03 per share, the automatic conversion price to which the Conversion/Dividend Stated Value will be applied will be the lower of (i) $0.10 per share of common stock; or (ii) a 20% discount to the lowest volume weighted average price (“VWAP”) for our common stock on our principal trading market during the five (5) trading days immediately prior to the automatic conversion date. Subject to earlier conversion or redemption, the Series B Preferred Stock will also automatically convert into fully paid and non-assessable shares of common stock upon the conversion terms provided above if (i) the closing sale price for our common stock on our principal trading market closes at or above $0.20 for 10 consecutive trading days;(ii) our common stock is uplisted to NASDAQ or a national securities exchange; or (iii) we complete an offering of securities resulting in aggregate gross proceeds of not less than $3,000,000. Notwithstanding the foregoing, the automatic conversion events set forth in (i), (ii) and (iii) above are not applicable during the 180 day period following the issuance date or if the common stock issuable upon conversion is not registered or subject to sale pursuant to Rule 144 or another exemption from the registration requirements of the Securities Act of 1933, as amended. Commencing 180 days after the issuance date, the holders of Series B Preferred Stock will have the right to convert their Series B Convertible Preferred at any time into common stock on the same conversion terms applicable to automatic conversions. Absent the prior written approval of the Company, all automatic and optional conversions of Series B Preferred Stock must be for a minimum of 5,000 shares of Series B Preferred except in cases where the holder owns less than 5,000 shares and is converting all Series B Preferred shares then owned by the holder. No fractional shares of common stock will be issued upon conversions of the Series B Convertible Preferred. In lieu of any fractional share to which the holder would otherwise be entitled, we will round up to the next full share. Dividends at the rate of 12% per annum (1% per month) are payable on the Conversion/Dividend Stated Value of the Series B Preferred Stock in cash or stock at our discretion. Dividends are payable at the end of each month following the applicable issuance date. Dividends payable in stock will be calculated based on the 5-day VWAP during each of the last 5 trading days of the month for which payment is being made. To the extent that a month for which dividends are payable does not involve a full month because shares of Series B Preferred Stock were issued, redeemed, or converted during such month, the dividend payable shall be pro-rated to reflect the number of days of such month that the dividend applies to. In all events, dividends shall not be payable for periods following redemption, conversion or the 24 month anniversary of the applicable issuance date. The Series B Preferred Stock is redeemable in cash by us at any time prior to conversion upon five business days prior written notice to the holder at the Redemption Stated Value for each share being redeemed. The automatic and optional conversion price will be appropriately adjusted to reflect stock splits, stock dividends (exclusive of the dividends payable on the Series B Preferred Stock) business combinations and similar recapitalization.

Our fiscal year end is December 31.

Unless the context indicates otherwise, all references in this Annual Report to “LifeApps®” “the Company,” “we,” “us” and “our” refer to LifeApps Brands Inc. and its subsidiaries, LifeApps Inc., Sports One Group Inc. and LGBT Loyalty LLC.

Business Overview

On January 25, 2019, we entered into and closed a Securities Exchange Agreement pursuant to which LGBT Loyalty became a wholly owned subsidiary of ours. Through LGBT Loyalty, we intend to create, establish, develop, manage and fund an LGBTQ Loyalty Preference Index (the “Index”). The Index is expected to be the first “preference” index to survey a representative group of the LGBTQ community to determine which companies within the S&P 500 best support and are supported by the LGBTQ community. We have signed a Letter of Intent to partner with ProcureAM in the creation and development of the Index. ProcureAM will also advise as to the additional service providers for the Index including outside Index Counsel, Index Calculation Agent, Bank Custodian, PR Firm, Data Collection Agent, Index Data Compiler, Listing Agent, Public Auditor and Index Advisors. The LGBTQ demographic has proven itself to be a fiercely loyal consumer group supporting companies and their brands. In addition, we are developing a business model designed for businesses to promote and showcase their support for the LGBTQ community. We also plan to create additional businesses that will enhance the Index, including LGBTQ Loyalty Sponsorship which we intend to establish to promote the growth of the Index. We will pursue partnerships with socially conscious companies globally that seek to market and advertise directly to LGBTQ consumers. We also intend to partner with some of the most recognizable LGBTQ community leaders from around the world to have them become LGBTQ Loyalty Sponsorship members that will promote the Index. The LGBTQ Loyalty Sponsorship will incorporate marketing and support of the companies included in the Index. Companies within the Index will be given the opportunity to purchase LGBTQ Loyalty Sponsorship packages. Sponsorship packages will be tier priced starting at ten thousand dollars for a first level package and increasing to one million dollars for a gold level package. We plan to utilize the networking and relationships of our Board of Directors to promote the LGBTQ Loyalty Sponsorship packages. We also intend to focus on two complimentary businesses, an LGBTQ Advertising Network and an LGBTQ Media Network. The LGBTQ Advertising Network will offer a direct link to the companies that desire to deliver a customized marketing campaign to the LGBTQ consumer. We intend to offer our expertise including our own survey data to help companies develop their targeted message in a powerful delivery network. The LGBTQ Media Network will aggregate content from around the world in a 24/7 digital delivery format that is intended to target the highly desired spending power of the LGBTQ consumer.

In connection with the Securities Exchange Agreement and the closing thereunder, no changes were made to the composition of our Board of Directors (the “Board”) or executive officers. Accordingly, immediately following the closing, our Board continued to be comprised of Robert Blair and Lawrence Roan, and our executive officers continued to be comprised of Robert Blair (Chief Executive Officer and Chief Financial Officer) and Brian Neal (President). Effective March 8, 2019, we appointed Barney Frank and Billy Bean to our board. Effective March 25, 2019, we appointed Martina Navratilova to our board.

The Securities Exchange Agreement also provides that during the six month period following the January 25, 2019 closing under the Securities Exchange Agreement (i) we cannot enter into any financing transactions without the prior written consent of Maxim, which consent cannot be unreasonably withheld, and (ii) we cannot issue any equity or debt securities without the prior written consent of Maxim, which consent cannot be unreasonably withheld. As further provided in the Securities Exchange Agreement, since its formation, LGBT Loyalty has had no material operations, assets or liabilities.

We are a licensed developer and publisher of apps for the Apple App Store for iPhone, iPod touch, iPad and iPad mini. We are also a licensed developer on both Google Play and Amazon Appstore for Android. We have distributed apps/publications on all three platforms. Moving forward we will focus on the development of niche demographic media networks. Our management team has selected the LGBT marketplace as their first audience to target for the following reasons: the LGBT community is estimated to have four times the buying power of Hispanics and African Americans, two times the buying power of Asian Americans and four times the buying power of millennials, and they are extremely loyal and consistent consumers. At current growth rates, the purchasing power of the US LGBT community is estimated to exceed 1 trillion dollars by 2020. Currently, the LGBT audience is fragmented across multiple sites. We will target this audience directly with community specific content, blogs, stories and video. Currently there are an estimated 19.6 million people who identify themselves as LGBT in the US. They represent an estimated 890 billion dollars of buying power in the US and an estimated 3 trillion dollars globally. Same-sex households have an estimated 23% higher median income as compared to mainstream households. They are believed to be 1.23 times more likely to buy brands that reflect their style and they are believed to be 1.56 times more likely to consider themselves a spender rather than a saver. Our focus will be to aggregate the LGBT audience through a powerful database marketing platform.

We will continue to explore acquisitions of companies and new technologies. In addition, we will also explore the acquisition of consumer related products as well. Such acquisitions will be considered where the purchase can help increase our revenues or enable us to attain assets that will allow us to gain technological advances that would be more costly to develop than to purchase.

Our Products

We intend to create a LGBTQ Loyalty Preference Index. We will attempt to grow and publicize the Index through an LGBTQ Loyalty Sponsorship program. LGBTQ Loyalty Sponsorship packages will be offered to companies that support the LGBTQ community. We also intend to create a LGBTQ Advertising Network and a LGBTQ Media Network. The LGBTQ Loyalty Preference Index will survey and select up to 100 of the most influential companies that support and market their products and services to LGBTQ consumers. Our LGBTQ Loyalty Sponsorships and LGBTQ Membership Programs will be offered to all companies that express an interest in promoting their support for the LGBTQ community through marketing, hiring practices, charitable giving and other forms of support. The LGBTQ Advertising Network will deliver market specific messaging to this powerful consumer group and will be available to assist companies in tailoring their advertising for the greatest impact. The LGBTQ Media Network will attract viewers through breaking news and relevant content from the world of news, entertainment, sports, politics, travel and health and fitness. The LGBTQ Media Network will aggregate content from around the world in a 24/7 digital delivery format that is intended to target the highly desired spending power of the LGBTQ consumer. Subject to our receipt of required financing, we expect to launch our products during the fourth quarter of 2019.

Revenue

We intend to monetize and drive revenue through development of the LGBTQ Loyalty Preference Index. We will receive a percentage of the revenues derived from the Index. We expect the Index to reach the break-even point when its holdings of funds under management are approximately $40,000,000. We also intend to drive revenue through ancillary businesses that will support and be supported by the LGBTQ Loyalty Preference Index. Our LGBTQ Loyalty Sponsorships and LGBTQ Membership Programs are intended to produce revenue through direct sales of the offerings to companies who desire to be recognized as supportive of the LGBTQ community. The LGBTQ Advertising Network and LGBTQ Media Network are expected to drive revenue as a vehicle to market and advertise to the highly sought-after LGBTQ consumer demographic.

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

During the period April 2, 2016 through August 7, 2017 the Lender made unsecured loans to us in the aggregate principal amount of $55,500. Effective December 19, 2017 the Lender converted $54,000 of the $55,500 in loan principal then owed to her by us, into 5,400,000 shares of our common stock at a conversion price of $0.01 per share and forgave all interest accrued on the converted amount.

Effective December 19, 2017 Lawrence Roan, a director, converted $39,935 of the $41,500 in debt owed to him by us, into 3,993,500 shares of our common stock at a conversion price of $0.01 per share and forgave the balance of the debt, including, all accrued interest due thereon. He also forgave all accrued interest due on the converted amount.

Effective March 6, 2018 we entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which we issued to Power Up a $35,000 convertible promissory note dated March 6, 2018 (the “Power Up Note”). The Power Up Note entitled the holder to 12% interest per annum and had a maturity date of March 6, 2019. Power Up had the right to convert the Power Up Note into shares of our common stock beginning on the date which is 180 days from the issuance date of the Power Up Note, at a price equal to 58% of the lowest trading price for our common stock during the 15 trading day period ending on the last complete trading date prior to the date of conversion, provided, however, that Power Up could not convert the Power Up Note to the extent that such conversion would result in Power Up’s beneficial ownership being in excess of 4.99% of our issued and outstanding common stock together with all shares owned by Power Up and its affiliates at the time of conversion. The Securities Purchase Agreement contained a Right of First Refusal in favor of the Purchaser and the Note contained a Most Favored Nation provision in favor of the Holder. The Securities Purchase Agreement also subjected us to substantial penalties in the event of a default. As the result of our failure to timely file a periodic report, we were in default under the Power Up Note. As a result, the principal balance due on the Power Up Note was increased from $35,000 to $52,500 and we also incurred interest penalties. During the period September 20, 2018 through February 11, 2019, Power Up converted the principal and interest due on the Power Up Note into an aggregate of 33,481,522 shares at conversion prices ranging from $0.0045 to $0.0015 per share. Effective February 11, 2019, the Power Up Note has been fully converted and terminated.

On August 7, 2018 and December 19, 2018 we received loans of $10,000 and $5,000, respectively, from a lender. On March 7, 2019, the lender agreed to convert the $15,000 in loan principal into shares of our common stock at a conversion price of $0.08 per share resulting in an issuance obligation of 187,500 shares. We have yet to issue the shares, but expect to issue them in the near future. The lender also agreed to waive all interest due on the loans.

Advisory/Consulting Agreements

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

Business Strategy

Our business strategy will include worldwide promotion of the LGBTQ Loyalty Preference Index. Findings from LGBTQ economic experts have highlighted the value of LGBTQ brand loyalty. More than an estimated seventy-five percent of LGBTQ adults and their friends, family, and relatives have said they would switch to brands that are known to be LGBTQ friendly.

LGBTQ Loyalty Sponsorship will be established to promote the Index along with the companies that market and advertise to LGBTQ consumers. We expect to join forces with some of the most recognizable individuals from around the world to become LGBTQ Loyalty Sponsorship Members and publicize the Index. The LGBTQ Loyalty Sponsorship will incorporate marketing and support of the companies included in the Index. Companies will be offered the opportunity to purchase LGBT Loyalty Sponsorship packages starting at ten-thousand dollars and up to one million dollars. All Sponsorship packages will include use of the LGBTQ Loyalty Logo and recognition on our Website Supporters page. More elaborate LGBTQ Loyalty Sponsorship packages will include access to our survey data, coordinated events with LGBTQ Loyalty Sponsorship Members, involvement in developing survey questions and recognition through press releases, photo opportunities and event media.

We are also in development of a LGBTQ Advertising Network and a LGBT Media Network to assist businesses and brands in the creation and distribution of specific content targeting the highly desired spending power of the LGBTQ consumer.

Our business strategy is targeted to the estimated three trillion-dollar global purchasing power of the LGBTQ consumer demographic. More than nineteen million people identify themselves as LGBTQ in the US and the LGBTQ community is composed of some of the most loyalty driven consumers in the world.

Many Fortune 500 companies have mandated diversity and equality as part of their annual marketing spend. Our mission is to become the worlds’ largest media and advertising network marketplace for connecting companies with LGBTQ consumers around the globe. Some of the companies currently advertising to the LGBTQ community include AT&T, Lexus, Procter & Gamble, American Airlines, Bristol-Myers Squibb, Johnson & Johnson, Burger King, Subaru, Orbitz, Miller-Coors, and HBO. The foremost desire for LGBTQ consumers is to see themselves more widely represented in all forms of advertising. In the US, 66 percent of LGBTQ consumers say that they don’t see their lifestyle represented enough in advertising. Data has estimated that LGBT consumers in the US, UK and Germany are more likely than the general public to act after seeing an advertisement. We intend to deliver sponsored advertising content through this network of the most popular mainstream entertainment websites covering News, Health & Fitness, Travel & Leisure, Business and Sports. We believe that our sponsored advertising content will inspire an authentic relationship between advertisers and consumers. These advertisers desire an authentic relationship with the LGBTQ community. We intend to not only help them create powerful content but we will make sure their content hits the consumer bullseye.

We believe that the LGBTQ demographic is one of the most highly sought-after economic groups in the world from corporate America down to the local business owner. What makes targeting and supporting this dynamic demographic even more extraordinary and rewarding is that friends, family, employers, employees, teachers, coaches and fans of our community so loyally support the brands, products and services that in turn support us. We further believe that this loyalty across the board is time tested, proven, growing and expanding and ultimately extremely rewarding to all that are embraced by the LGBTQ community.

We have achieved no revenues to date from our LGBT related operations and no assurance can be given that we will achieve revenues or profitability in the future.

Competition

We believe that we are creating the first LGBTQ Loyalty Preference Index. We have identified Pride Performance & Holdings (“Pride”), an entity which gives individuals an opportunity to invest in companies that support equality in the workplace for their lesbian, gay, bisexual and transgender employees as a competitor. However, Pride appears to focus mainly on the hiring of LGBT individuals and we do not see this as direct competition as our Index will be created through surveying and preferencing the top companies in the S&P 500 that best support the LGBTQ community.

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

Employees

As of December 31, 2018, we had a total of three employees, all of whom were full time employees. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Properties

Our principal executive office is located at 2435 Dixie Highway, Wilton Manors, Florida 33305 and our telephone number is (954) 947-6133. The property is currently being rented on a month to month basis at a rate of $250 per month.

Legal Proceedings

We may, from time to time, be a party to litigation that arises in the normal course of our business operations. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

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

Because we have a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop and operate our proposed LGBT related businesses in a manner that enables us to be profitable and meet our customers’ requirements;

●	risks that our growth strategy may not be successful; and

●	risks that fluctuations in our operating results will be significant relative to our revenues.

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

Our LGBTQ related business operations may subject us to the prejudices of those opposed to the existence and expansion of LGBT rights.

As an LGBTQ focused company, we recognize that certain individuals or groups will not look favorably upon our LGBTQ related operations and strategies and may seek to impede the development and expansion of our businesses.

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

We have incurred significant losses since inception. As of December 31, 2018, we had an accumulated deficit of $3,880,234. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

We may not be able to secure additional financing as and when needed.

We will need to raise significant additional funds to develop and support our business operations, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. We cannot be sure that this financing will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 1,010,000,000 shares of capital stock consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of April 10, 2019, there were 289,291,798 shares of our common stock and 125,000 shares of our Series B Preferred Stock outstanding. There are 2,753,312 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, options to purchase 5,800,000 shares of our common stock are presently outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

Our principal executive office is located 4235 Dixie Highway, Wilton Manors, FL 33305 and our telephone number is (954) 947-6133. The property is currently being rented on a month to month basis at a rate of $250 per month.

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

	High	Low

March 31, 2019	$0.168	$0.0025

December 31, 2018	$0.0075	$0.0026

September 30, 2018	$0.008	$0.0064

June 30, 2018	$0.0101	$0.006

March 31, 2018	$0.0151	$0.008

December 31, 2017	$0.015	$0.0053

September 30, 2017	$0.0182	$0.006

June 30, 2017	$0.021	$0.0045

March 31, 2017	$0.0074	$0.0045

December 31, 2016	$0.0055	$0.0036

September 30, 2016	$0.011	$0.0053

June 30,2016	$0.046	$0.0022

March 31, 2016	$0.006	$0.0025

As of April 10, 2019 there were 289,291,798 shares of our common stock issued and outstanding, no shares issuable upon exercise of warrants and 5,800,000 shares issuable upon exercise of outstanding options. On that date, there were 28 holders of record of shares of our common stock.

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

Effective December 19,2017 Lawrence Roan, a director, converted $39,935 of the $41,500 in debt owed to him by us into 3,993,500 shares of our common stock at a conversion price of $0.01 per share and forgave the balance of the debt, including all accrued interest due thereon. He also forgave all interest accrued on the converted amount.

Effective December 19, 2017 Lesly Thompson converted $54,000 of the $55,500 in debt principal owed to her by us into 5,400,000 shares of our common stock at a conversion price of $0.01 per share and forgave all accrued interest due on the converted amount.

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

On March 6, 2018 we issued a $35,000 convertible promissory note to Power Up Lending Group Ltd. (“Power Up”). During the period September 20, 2018 through February 11, 2019, Power Up converted the note including penalty amounts and interest into an aggregate of 33,481,522 shares of our common stock.

On October 25, 2018 we issued 1,000,000 shares to an advisor in consideration of $24,875 in accounting, tax and advisory services.

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

Effective December 27, 2018 we issued and sold an aggregate of 8,000,000 shares of our common stock to two persons at a price of $0.005 per share or an aggregate of $40,000.

Effective January 25, 2019, in connection with the closing under the January 25, 2019 Securities Exchange Agreement, we issued 120,959,996 shares of our common stock and one share of our Series A Convertible Preferred Stock to Maxim Partners, LLC.

Effective March 26, 2019 the share of Series A Convertible Preferred Stock was automatically converted into 8,598,578 shares of our common stock.

Effective January 25, 2019 we issued common stock purchase warrants to Brian Neal and Robert Gayman in consideration of amounts due by us to Brian Neal, Robert Gayman and Robert Blair as of, but not including, January 1, 2019 (See Item 1. Business – Organizational History). Effective March 26, 2019 the warrants held by Brian Neal were automatically converted into 4,609,458 shares of our common stock and the warrants held by Robert Gayman were automatically converted into 3,990,840 shares of our common stock.

Effective February 20, 2019 we issued 250,000 shares to a consultant pursuant to a Consulting Agreement made as of February 20, 2019 and issued an additional 500,000 shares to the consultant pursuant to his exercise of 500,000 stock options at a price of $0.01 per share or an aggregate of $5,000.

Effective March 8, 2019, we issued 1,000,000 shares to each of Barney Frank and Billy Bean in connection with their respective appointments to our Board of Directors. Effective March 25, 2019 we issued 1,000,000 shares to Martina Navratilova in connection with her appointment to our Board of Directors.

Effective April 3, 2019, we issued 125,000 shares of our Series B Convertible Preferred Stock to five persons at a price of $1.00 per share or an aggregate of $125,000.

All of the foregoing issuances of securities were made in reliance on Section 4(a)(2) of the Securities Act of 1933 as amended.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of December 31, 2018, we have incurred losses of $3,880,234. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Year ended December 31, 2018 Compared to the Year ended December 31, 2017

(References to 2018 and 2017 are to the years ended December 31, 2018 and 2017 respectively, unless otherwise specified.)

Revenues for 2018 and 2017 were $2,574 and $3,793, respectively. Revenues were primarily from the sale of sports apparel and health and fitness products. We continue to have a limited number of apps in the Apple App store.

In the future we will incur direct cost related to revenue such as webhosting and direct cost for our customer support. For the foreseeable future we anticipate outsourcing such costs.

Cost of revenue for 2018 and 2017 was $0 and $49 (1.3%), and respectively. This resulted in a gross profit for 2018 and 2017 of $2,574 (100%) and $3,744 (98.7%), respectively. Costs were primarily the cost of products sold.

The following is a breakdown of our selling, general and administrative expenses for 2018 and 2017:

	2018	2017	Change	% Change
Personnel costs	$347,713	$154,800	$192,913	125%
Professional fees	160,226	36,710	123,516	336%
Marketing, and promotion advertising	—	3,495	(3,495)	—
Equity based payments and expenses	—	53,880	(53,880)	—
Consulting fees	218,532	—	218,532	—
Travel and entertainment	10,827	3,022	7,805	258%
Rent expense	255	4,350	(4,095)	-94%
Other expenses	10,410	3,337	7,073	212%
	$747,963	$259,594	$488,369

Personnel costs in 2018 consist primarily of unpaid salary accruals for our chief executive officer and president ($174,000) and the amortization of deferred officer compensation ($173,713). Personnel costs in 2017 consist primarily of unpaid salary accruals for our chief executive officer.

Professional fees increased $123,516 (336%) from $36,710 in 2017 to $160,226 in 2018. The increase is a result of the timing of the services provided for auditing and legal services and additional legal services related to changes in the Company’s planned operations.

Consulting expense during the year ended December 31, 2018 consisted principally of $150,000 of costs accrued for our former chief executive officer and $22,705 of amortization of deferred compensation. Additionally, we had $45,827 of costs associated with common stock issued in connection with consulting contracts with third parties.

Amounts charged to equity-based payment expense for the options granted to employees and non-employees was $53,880 for the year ended December 31, 2017.

Travel expenses increased by $7,805 for the year ended December 31, 2018 as a result of the change in our proposed business operations.

Rent expense decreased by $4,095 for the year ended December 31, 2018. The decrease is a result of the change in our principal office location.

There was no marketing expense recorded during year ended December 31, 2018 due to the proposed change in our business operation.

All of our other operating costs were not significant in the aggregate.

Interest and derivative expenses are primarily related to a convertible note payable to a third-party lender that was secured during the quarter ended March 31, 2018 and interest accrued pursuant to employment and consulting contracts..

We had operating and net losses of $745,539 and $256,825 for 2018 and 2017, respectively. The increase in net loss for 2018 is due primarily to personnel costs, consulting fees and professional fees.

Liquidity and Capital Resources

Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of December 31, 2018, we had a working capital deficit of $710,855 as compared to a working capital deficit of $769,355 at December 31, 2017.

During the year ended December 31, 2018, operations used cash of $63,775 as compared to cash of $49,611 for the year ended December 31, 2017.

There was no investing activity during the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018 financing activities provided cash of $103,599. During the year ended December 31, 2017 financing activities provided cash of $49,310.

We received $32,000 as proceeds from a convertible note payable to a third-party lender during the year ended December 31, 2018. Also, we received an aggregate of $70,000 from the issuance of common stock and notes payable from three unrelated entities.

During 2018 related parties and shareholders provided $3,599 in cash to finance the Company.

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

During our fiscal years ended December 31, 2016 and 2015 and in the subsequent interim period through the Resignation Date, we have not consulted with Haynie & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that Haynie & Company concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, for the reasons set forth below under “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on its evaluation under this framework, for the reasons set forth below, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

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

Management believes that the lack of a functioning audit committee may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s executive officers and directors as of April 19, 2018.

Name	Age	Title	Date of Appointment as a Director

Robert A. Blair	54	Chief Executive Officer, Chief Financial Officer and Director	December 19, 2017

Brian Neal	54	President	N/A

Lawrence Patrick Roan	59	Director	September 15, 2018

Barney Frank	78	Director	March 8, 2019

William (“Billy”) D. Bean	54	Director	March 8, 2019

Martina Navratilova	62	Director	March 25, 2019

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

Barney Frank, Director

Barney Frank is a graduate of Harvard College and Harvard Law School. He was the Executive Assistant to the mayor of Boston from 1968-1970; he was the Administrative Assistant to former Congressman Michael Harrington from 1971-1972 and a Massachusetts State Representative from 1973-1980. Mr. Frank was a US Congressman, representing the 4th District of Massachusetts from 1981-2013. As Chair of the House Financial Services Committee, from 2007-2010, he was the co-author of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the regulatory overhaul signed into law in July 2010. In 1987 he became the first Member of Congress voluntarily to acknowledge that he is gay, and in 2012 became the first sitting Member of Congress to marry a same-sex partner, James Ready. He has written two books: Speaking Frankly, in 1992, a critique of some aspects of the Democrats approach to public policy; and a political memoir published in 2015 titled “Frank: From the Great Society to Same Sex Marriage.” The book was nominated for a Triangle Award and co-won the Randy Shilts Award for Gay Nonfiction. He has also written chapters in two other books, one on LGBT rights and more recently on the response to the financial crisis. He has taught at Harvard, Boston University, the University of Massachusetts Boston and the University of Massachusetts Dartmouth. Before joining government, he was a political activist, including his participation as a volunteer in the Mississippi Freedom Summer in 1964. Mr. Frank also serves on the Board of directors of Signature Bank Corp. We believe Mr. Frank is qualified to serve on our Board of Directors based upon his industry and professional background.

William (“Billy”) D. Bean, Director

Billy Bean is a former professional baseball player and is currently a major league baseball (“MLB”) front office executive serving as Vice President and Special Assistant to the Commissioner. As a senior advisor to Commissioner Rob Manfred, his role focuses on baseball’s social responsibility initiatives and LGBT inclusion. Among his responsibilities, Mr. Bean works with MLB’s 30 clubs to bring awareness to all players, coaches, managers, umpires, employees, and stakeholders throughout baseball to ensure an equitable, inclusive, and supportive workplace for everyone. On July 14, 2014, Mr. Bean was announced as MLB’s first-ever Ambassador for Inclusion. He played major league baseball from 1987-1995. He broke into the big leagues with the Detroit Tigers, and tied a major-league record with four hits in his first game. He went on to play for the Los Angeles Dodgers and the San Diego Padres. Mr. Bean was a two-time “All-America” outfielder at Loyola Marymount University before graduating with a degree in Business Administration. During the 1986 season, Bean led the Loyola Marymount Lions to a midseason #1 national ranking and a berth into the College World Series in Omaha, Nebraska. Mr. Bean is a member of the MLB Owner’s Diversity and Inclusion Committee, and was instrumental in the development of MLB’s ‘Shred Hate’ bullying prevention program, a ground breaking educational youth campaign and partnership with ESPN. He is also the author of the book, “Going the Other Way: Lessons from a Life in and out of Major League Baseball.” We believe Mr. Bean is qualified to serve on our Board of Directors based upon his industry and management experience.

Martina Navratilova, Director

Martina Navratilova is a former professional tennis player deemed by many to be the most successful female tennis player of the U.S. Open era. Over a career spanning four decades, Ms. Navratilova won 59 Grand Slam titles, including a record 9 Wimbledon singles championships, 167 singles and 177 doubles championships. Over the course of her tennis career, Ms. Navratilova was distinguished as the Women’s Tennis Association’s (“WTA”) “Tour Player of the Year” seven times, named the Associated Press’s “Female Athlete of the Year” and declared one of the “Top Forty Athletes of All-Time” by Sports Illustrated. After being inducted into the International Tennis Hall of Fame, she continued to take part in WTA events as well as the 2004 Olympics Games. As she approached her 50th birthday in 2006, she decided to leave the tour circuit behind after her final Grand Slam, a mixed-doubles championship with Bob Bryan at the U.S. Open making her the oldest player to ever win a Grand Slam title. Ms. Navratilova provides commentary to the Tennis Channel’s audience during its coverage of the Grand Slams. She is an ambassador for the WTA and is a regular commentator for the British Broadcasting Corporation and Tennis Channel at Wimbledon. Ms. Navratilova also works for BT Sport and appears regularly on their tennis commentary. She spends as much time as she can with her family in Miami, and often finds herself traveling the world, speaking at events, playing in numerous exhibition matches, and tirelessly promoting all of the issues that are close to her heart. As one of the first openly gay sports figures, she has spent much of her career overcoming prejudices and stereotypes, giving up millions of dollars in endorsements and sponsorships as a result of her insistence on living a life of integrity and honesty. Since coming out in 1981, she has been an inspiring and vocal advocate for equal rights and a strong supporter of many charities benefiting the LGBT community. She has received numerous awards from many of the most influential organizations within the LGBT community. We believe Ms. Navratilova is qualified to serve on our Board of Directors based upon her industry and professional background.

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

Audit Committee Financial Expert

We have no separate audit committee at this time. The entire Board of Directors oversees our audits and auditing procedures. The Board of Directors has determined that no director is an “audit committee financial expert” within the meaning of Item 407(d)(5) for SEC regulation S-K.

Board of Directors and Corporate Governance

Our Board of Directors consists of five members, Robert A. Blair, Lawrence P. Roan, Barney Frank, Billy Bean and Martina Navratilova.

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

Three of our current directors, Barney Frank, Billy Bean and Martina Navratilova, are “independent” directors as that term is defined by the listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards for audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written Code of Ethics. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our Chief Executive Officer, c/o LifeApps Brands Inc., 2435 Dixie Highway, Wilton Manors, FL 33305.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2018, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock, satisfied their Section 16(a) filing requirements although Robert Gayman filed a report on a late basis.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2018 and 2017 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2018; (ii) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2018 who received annual compensation during the fiscal year ended December 31, 2018 in excess of $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that they were not serving as executive officers at the end of the fiscal year ended December 31, 2018.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Blair, CEO	2018	150,000	0	6,600	0	0	0	0	156,600
	2017	4,600	0	13,200	0	0	0	0	17,800

Brian Neal, President	2018	24,000	0	167,113	0	0	0	0	191,113
	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Outstanding Equity Awards at December 31, 2018

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2018.

Option Awards
Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Robert A. Blair	N/A	N/A	N/A	$	N/A	N/A

Brian Neal	N/A	N/A	N/A	$	N/A	N/A

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board. We did not compensate our directors for serving as such during the year ended December 31, 2018.

Employment Agreements

On December 19, 2017 we entered into an Employment Services Agreement which was amended effective January 1, 2018 and November 1, 2018 (as amended, the “Blair Agreement”) with Robert A. Blair pursuant to which Mr. Blair is serving as our Chief Executive Officer, Chief Financial Officer and a Director. The Blair Agreement runs through January 31, 2023 and is subject to automatic renewal for successive periods of one year unless either we or Mr. Blair gives the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Blair Agreement provides for a base annual salary of $150,000, a one-year severance period in the event the Blair Agreement is terminated by us without cause or by Mr. Blair for good reason, and the issuance of 2,000,000 shares of our common stock to Mr. Blair. Mr. Blair’s base salary payments are payable in bi-weekly installments. In the event any salary payments are not made within 30 days of the due date, they will accrue interest at the rate of 10% per annum. The Blair Agreement contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all of the work produced by Mr. Blair, which is created, designed, conceived or developed by Mr. Blair in the course of his employment under the Blair Agreement belongs to us.

On December 19, 2017 we entered into an Employment Services Agreement which was amended effective January 1, 2018 and November 1, 2018 (as amended, the “Neal Agreement”) with Brian Neal, effective as of January 1, 2018, pursuant to which Mr. Neal serves as our President. The Neal Agreement runs through January 31, 2023 and is subject to automatic renewal for successive periods of one year unless either we or Mr. Neal gives the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Neal Agreement provides for a base annual salary of $24,000, a one-year severance period in the event the Neal Agreement is terminated by us without cause of by Mr. Neal for good reason, and the issuance of 50,500,000 shares of our common stock to Mr. Neal. Mr. Neal’s base salary payments are payable in bi-weekly installments. In the event any salary payments are not made within 30 days of the due date, they will accrue interest at the rate 10% per annum. The Neal Agreement contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all of the work produced by Mr. Neal, which is created, designed, conceived or developed by Mr. Blair in the course of his employment under the Neal Agreement belongs to us.

On December 19, 2017 we entered into an Executive Management Consulting Agreement with Robert Gayman which was amended effective January 1, 2018 and November 1, 2018 (as amended, the “Gayman Agreement”) pursuant to which Mr. Gayman was to provide advice and assistance to our management in the areas of corporate development, financing, marketing and public company guidance. The Gayman Agreement was to run through January 31, 2023. The Gayman Agreement was subject to automatic renewal for successive periods of one year unless either we or Mr. Gayman gave the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Gayman Agreement provided for cash payments to Mr. Gayman at the rate of $150,000 per year, payable in bi-weekly installments, and the issuance of 4,946,688 stock options, subject to immediate vesting, with a term of five years and an exercise price of $0.01 per share. In the event any cash payments were not made within 30 days of their due date, they accrued interest at the rate of 10% per annum. The Gayman Agreement contained non-competition and non-solicitation provisions, and an invention and patents provision which provided that all of the work produced by Mr. Gayman, which was created, designed, conceived or developed by Mr. Gayman in the course of his engagement under the Gayman Agreement belongs to us. Effective February 15, 2019, we and Robert Gayman mutually agreed to terminate the Gayman Agreement.

In connection with the amendments to the Blair Agreement, Neal Agreement and Gayman Agreement, provisions which had required us to issue shares of preferred stock to Messrs. Neal and Gayman and to approve a new Equity Incentive Plan were terminated.

On November 1, 2018 we entered into an Employment Services Agreement (the “Roan Agreement”) with Lawrence Roan pursuant to which Mr. Roan is serving as our Executive Director. The Roan Agreement has a 63-month term and is subject to automatic renewal for successive periods of one year unless either we or Mr. Roan gives the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Roan Agreement provides for a base annual salary of $100,000 and a two-year severance period in the event the Roan Agreement is terminated by us without cause or by Mr. Roan for good reason. Mr. Roan’s base salary payments are payable in bi-weekly installments. The Roan Agreement contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all of the work produced by Mr. Roan, which is created, designed, conceived or developed by Mr. Roan in the course of his employment under the Roan Agreement belongs to us. In January 2019 Mr. Roan agreed to waive salary payments due to him under the Roan Agreement for the period November 1, 2018 through December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock, our only outstanding class of voting stock, known by us as of April 10, 2019, by:

●	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Unless otherwise noted, the address of each person below is c/o LifeApps Brands, Inc., 2435 Dixie Highway, Wilton Manors, FL 33305.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Beneficial Owners

Maxim Partners, LLC 402 Lexington Avenue New York, NY 10174	129,558,574 shares, direct	(3)	44.78%

Robert Gayman 3042 Soft Horizon Way Las Vegas, NV 89135	19,170,860 shares, direct	(4)	6.63%

Directors and Executive Officers

Robert A. Blair	2,000,000 shares, direct		0.69%
Brian Neal	55,109,458 shares, direct	(5)	19.05%
Lawrence P. Roan	12,654,525 shares, direct	(6)	4.33%
Barney Frank	1,000,000 shares, direct		0.35%
Billy Bean	1,000,000 shares, direct		0.35%
Martina Navratilova	1,000,000 shares, direct		0.35%

All directors and executive officers as a group (6 persons)	72,763,983 shares, direct	(5)(6)	24.9%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2019, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages based upon 289,291,798 shares of common stock outstanding as of April 10, 2019.

(3)	Includes 8,598,578 shares of common stock issued effective March 26, 2019 pursuant to the automatic conversion of the outstanding share of Series A Convertible Preferred Stock immediately following the filing of the Charter Amendment and the Management Warrant Exercises. The Management Warrants were held by Brian Neal, our President, and Robert Gayman, our former Executive Management Consultant, and were issued in connection with the cancellation of an aggregate of $348,312 in compensation and interest due by us to Brian Neal, Robert Gayman and Robert A. Blair, our Chief Executive Officer and Chief Financial Officer, through and including December 31, 2018. The Management Warrants were automatically exercised for shares of our restricted common stock following the filing of the Charter Amendment at an exercise price equal to $0.0405 per share which represented a 10% discount to $0.0450 which represented the volume weighted average price for our common stock during the three trading days ending on the seventh trading day following January 31, 2019, the date on which we filed a Current Report on Form 8-K disclosing the execution of and closing under the Securities Exchange Agreement. The Series A Convertible Preferred Stock converted into 8,598,578 shares of our restricted common stock which equaled 99.98% of the number of shares issued upon the Management Warrant Exercises.

(4)	Includes 3,990,840 shares of common stock issued effective March 26, 2019 upon the exercise of Management Warrants owned by Mr. Gayman. The Management Warrants owned by Mr. Gayman were issued in connection with the cancellation of an aggregate of $161,629 in compensation and interest due by us to Mr. Gayman through and including December 31, 2018. The Management Warrants were automatically exercised for shares of our restricted common stock following the filing of the Charter Amendment at an exercise price of $0.0405 per share which represented a 10% discount to $0.0450 which represented the volume weighted average price for our common stock during the three trading days ending on the seventh trading day following January 31, 2019, the date on which we filed a Current Report on Form 8-K disclosing the execution of and closing under the Securities Exchange Agreement.

(5)	Includes 4,609,458 shares of common stock issued effective March 26, 2019 upon the exercise of Management Warrants owned by Mr. Neal. The Management Warrants owned by Mr. Neal were issued in connection with the cancellation of an aggregate of $186,683 in compensation and interest due by us to Mr. Neal and Robert A. Blair through and including December 31, 2018. The Management Warrants were automatically exercised for shares of our restricted common stock following the filing of the Charter Amendment at an exercise price of $0.0405 per share which represented a 10% discount to $0.0450 which represented the volume weighted average price for our common stock during the three trading days ending on the seventh trading day following January 31, 2019, the date on which we filed a Current Report on Form 8-K disclosing the execution of and closing under the Securities Exchange Agreement.

(6)	Includes 3,000,000 shares underlying 3,000,000 presently exercisable stock options.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	6,300,000	0.0049	2,753,312
Equity compensation plans not approved by securities holders	—	—	—

TOTAL	6,300,000	0.0049	2,753,312

As of December 31, 2018, we have 6,300,000 outstanding stock options under the 2012 Plan issued to employees and consultants to purchase an aggregate of 6,300,000 shares of our common stock. Of these 2012 Plan options, there are outstanding 4,300,000 four-year options issued on May 24, 2016 exercisable for 4,300,000 shares with an exercise price of $0.0026 per share, and 2,000,000 five-year options issued on December 19, 2017 exercisable for 2,000,000 shares with an exercise price of $0.01 per share. During the year ended December 31, 2018 an aggregate of 10,946,688 options were exercised and no options were canceled. During the year ended December 31, 2017 an aggregate of 4,700,000 options were cancelled.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

2012 Equity Incentive Plan

The Board of Directors and stockholders owning a majority of our outstanding shares adopted the 2012 Equity Incentive Plan (the “2012 Plan”) on September 10, 2012. A total of 20,000,000 shares of our common stock were reserved for issuance under the 2012 Plan 6,300,000 of which were issued and outstanding at December 31, 2018 and 10,946,688 of which have been exercised. If an incentive award granted under the 2012 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Plan.

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

On December 19, 2017 we entered an Employment Agreement with Robert A. Blair and Brian Neal and an Executive Management Consulting Agreement with Robert Gayman as set forth in Item 11. Executive Compensation – Employment Agreement. Each such agreement was amended on each of January 1, 2018 and November 1, 2018.

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

Effective December 19, 2017 Lesly A Thompson converted $54,000 of the $55,500 principal amount of debt owed to her by us, into 5,400,000 shares of our common stock at a conversion price of $0.01 per share and forgave all accrued interest due on the converted amount.

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

In December 2018, Robert Gayman forgave $526,887 due to him by us.

On January 25, 2019, in connection with the closing of the January 25, 2019 Securities Exchange Agreement we issued 120,959,996 shares of our common stock and one share of our Series A Convertible Preferred Stock to Maxim in exchange for all of the membership interests of LGBT Loyalty LLC. Effective March 26, 2019, the share of Series A Convertible Preferred Stock was automatically converted into 8,598,578 shares of our common stock.

On November 1, 2018, we entered into an Employment Services Agreement with Lawrence Roan (see Item 11. Executive Compensation – Employment Agreements).

On January 25, 2019 we issued common stock purchase warrants to Brian Neal (the “Neal Warrants”) and Robert Gayman (the “Gayman Warrants”) in consideration of amounts due to Brian Neal, Robert Gayman and Robert Blair at the close of business on December 31, 2018. Effective March 26, 2019, the Neal Warrants were automatically converted into 4,609,458 shares of our common stock and the Gayman Warrants were automatically converted into 3,990,840 shares of our common stock (see Item 1. – Business).

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

In connection with the March 2019 appointments of Barney Frank, Billy Bean and Martina Navratilova to our Board of Directors, we issued 1,000,000 shares of our restricted common stock to each of them. We also agreed to pay each of them an annual fee of $25,000 for serving as a Director, payable in monthly installments. We also granted each of them the right to participate in the commission program we intend to establish with respect to direct (20% commission) and indirect (10% commission) sales related to our LGBT Loyalty Sponsorship Programs.

In March 2019, Bobby Blair was granted the right to participate in the commission program relating to our LGBTQ Loyalty Sponsorship Program with a 20% commission for a direct sale and 5% commission for assisting the sale of a Sponsorship.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fee Category	Fiscal year ended December 31, 2018	Fiscal Year Ended December 31, 2017

Audit fees (1)	$42,900	$27,500
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$42,900	$27,500

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended December 31, 2018 and 2017, were approved by our board of directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements below.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated as of September 20, 2012 by and among Registrant, LifeApps Acquisition Corp., and LifeApps Inc. (1)
2.2	2.2	Articles of Merger dated as of September 20, 2012 for the merger of LifeApps Acquisition Corp. into LifeApps Inc. (1)
2.3	2.1	Asset Acquisition Agreement Among the Registrant, LifeApps Inc. and Edward D. Laffey dated March 29, 2013 (3)
3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant dated August 23, 2012 (1)
3.2	3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant dated December 31, 2015 (5)
3.3	3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2012 (2)
3.4	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Registrant as filed with the Delaware Secretary of State on January 24, 2019 (13)
3.5	3.1	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Registrant as filed with the Delaware Secretary of State on April 2, 2019 (14)
4.1	4.1	Form of Investor Warrant issued the investors in the September 2012 Private Placement Offering (1)
4.2	4.1	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan (6)
10.1	10.1	Split-Off Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp., and Andrew Listerman (1)
10.2	10.2	General Release Agreement, dated as of September 20, 2012, by and among the Registrant, Prime Time Travel Split Corp. and Andrew Listerman (1)
10.3	10.3	Form of Subscription Agreement between Registrant and the investors in the Private Placement Offering (1)
10.4	10.4	Subscription Escrow Agreement dated August 27, 2012, by and among the Registrant and Gottbetter & Partners, LLP (1)
10.5	10.5#	Employment Agreement dated September 20, 2012 between Registrant and Robert R. Gayman (1)
10.6	10.6#	Registrant’s 2012 Equity Incentive Plan (1)
10.7	10.7	Form of Lock-Up Agreement (1)
10.8	10.8	Mobile App Agreement between LifeApps and Rachel Buehler dated May 7, 2012 (1)
10.9	10.9	Debt Conversion Agreement by and between the Registrant and Robert Gayman dated March 25, 2015 (4)
10.10	10.1	Debt Conversion Agreement dated as of October 27, 2016 between Registrant and Lesly A. Thompson (7)
10.11	10.1#	Employment Services Agreement dated December 19, 2017 with Robert A. Blair (8)
10.12	10.2#	Employment Services Agreement dated December 19, 2017 with Brian Neal (8)
10.13	10.3#	Executive Management Consulting Agreement dated December 19, 2017 with Robert Gayman (8)
10.14	10.1	Consulting Agreement with Wellfleet Partners, Inc. dated as of January 8, 2018 (9)
10.15	10.15	Convertible Promissory Note between Registrant and Power Up Lending Group Limited dated March 6, 2018 (15)
10.16	10.16	Securities Purchase Agreement dated March 6, 2016 between Registrant and Power Up Lending Group Limited (15)
10.17	10.1#	Amendment No. 1 dated as of January 1, 2018, to Employment Services Agreement with Robert A. Blair (11)
10.18	10.2#	Amendment No. 1 dated as of January 1, 2018, to Employment Services Agreement with Brian Neal (11)
10.19	10.3#	Amendment No. 1 dated as of January 1, 2018, to Employment Services Agreement with Robert Gayman (11)

10.20	10.1#	Employment Services Agreement with Lawrence P. Roan entered into as of November 1, 2018. (12)
10.21	10.1	Securities Exchange Agreement, dated January 25, 2019, between Registrant, LGBT Loyalty LLC and Maxim Partners, LLC (13)
10.22	10.2	Management Warrant, dated January 25, 2019 issued to Brian Neal (for cancelled debt of $161,629) (13)
10.23	10.3	Management Warrant, dated January 25, 2019 issued to Brian Neal (for cancelled debt of $25,054) (13)
10.24	10.4	Management Warrant, dated January 25, 2019 issued to Robert Gayman (for cancelled debt of $161,629) (13)
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter, from Pritchett, Siler & Hardy P.C. dated January 23, 2018 (10)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Schema Document***
101.CAL	*	XBRL Calculation Linkbase Document***
101.DEF	*	XBRL Definition Linkbase Document***
101.LAB	*	XBRL Label Linkbase Document***
101.PRE	*	XBRL Presentation Linkbase Document***

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

# Indicates a management contract or compensatory plan.

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

(9)	Filed with the Securities and Exchange Commission on January 12, 2018 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated January 8, 2018, which exhibit is incorporated herein by reference.

(10)	Filed with the Securities and Exchange Commission on January 25, 2018 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated January 23, 2018, which exhibit is incorporated herein by reference.

(11)	Filed with the Securities and Exchange Commission on May 15, 2018 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which exhibit is incorporated herein by reference.

(12)	Filed with the Securities and Exchange Commission on December 31, 2018 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, which exhibit is incorporated herein by reference.

(13)	Filed with the Securities and Exchange Commission on January 31, 2019 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated January 25, 2019, which exhibit is incorporated herein by reference.

(14)	Filed with the Securities and Exchange Commission on April 2, 2019 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated April 2, 2019, which exhibit is incorporated herein by reference.

(15)	Filed with the Securities and Exchange Commission on April 20, 2018 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEAPPS BRAND INC.

Dated: April 16, 2019	By:	/s/ Robert A. Blair
	Name:	Robert A. Blair
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Blair	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer) and Chairman of the Board of Directors	April 16, 2019
Robert A. Blair

/s/ Lawrence Roan	Director	April 16, 2019
Lawrence Roan

/s/ Barney Frank	Director	April 16, 2019
Barney Frank

/s/ William D. Bean	Director	April 16, 2019
William D. Bean

/s/ Martina Navratilova	Director	April 16, 2019
Martina Navratilova

LIFEAPPS BRAND INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of LifeApps Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LifeApps Brands Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company

Salt Lake City, Utah

April 16, 2019

We have served as the Company’s auditor since 2018.

LifeApps Brands Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

Assets	2018	2017
Current assets:
Cash	$40,908	$1,084
Other current assets	595	595
Total current assets	41,503	1,679
Intangible asset, net of amortization	—	150
Total Assets	$41,503	$1,829

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$265,530	$124,620
Accrued salary	348,800	601,154
Notes payable	33,000	20,000
Notes payable to related party	17,885	17,585
Advances due to related party	10,974	7,675
Convertible note payable net of discounts	34,065	—
Derivative liability	42,104	—
Total current liabilities	752,358	771,034
Total liabilities	752,358	771,034

Commitments and contingencies

Stockholders’ (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized with 1 share designated as Series A Preferred and 1,500,000 shares designated as Series B Convertible Preferred none issued or outstanding	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 121,984,192 and 87,704,686 shares issued and outstanding, as of December 31, 2018 and 2017, respectively	121,984	87,704
Additional paid in capital	3,242,449	2,579,489
Deferred officer compensation	(195,054)	(391,010)
Accumulated (deficit)	(3,880,234)	(3,045,388)
Total stockholders’ (deficit)	(710,855)	(769,205)
Total Liabilities and Stockholders’ (Deficit)	$41,503	$1,829

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

	2018	2017
Revenue	$2,574	$3,793
Cost of revenue	—	49
Gross profit	2,574	3,744
Operating expenses:
General and administrative	747,963	259,594
Depreciation and amortization	150	975
Total operating expenses	748,113	260,569
(Loss) from operations	(745,539)	(256,825)
Interest expense	(124,358)	—
Change in derivative liability	35,051	—
Net (loss) before income taxes	(834,846)	(256,825)
Provision for income taxes	—	—
Net (loss)	$(834,846)	$(256,825)

Per share information - basic and fully diluted:
Weighted average shares outstanding	93,166,625	27,006,662

Net (loss) per share	$(0.01)	$(0.01)

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

Consolidated Statements of Stockholders’ (Deficit)

For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid in capital	Deferred Officer Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2017	25,311,186	$25,311	$2,099,358	$—	$(2,788,563)	$(663,894)
Equity based compensation	—	—	53,179	—	—	53,179
Conversion and forgiveness of shareholder debt	9,393,500	9,393	84,742	—	—	94,135
Stock issued under employment contracts	52,500,000	52,500	294,000	(346,300)	—	200
Options issued under service contract	—	—	45,410	(44,710)	—	700
Stock issued for services	500,000	500	2,800	—	—	3,300
Net loss for the year ended December 31, 2017	—	—	—	—	(256,825)	(256,825)
Balance, December 31, 2017	87,704,686	87,704	2,579,489	(391,010)	(3,045,388)	(769,205)
Amortization of deferred compensation	—	—	—	195,956	—	195,956
Forgiveness of shareholder debt	—	—	526,888	—	—	526,888
Exercise of stock options	10,946,688	10,947	38,520	—	—	49,467
Stock issued for cash	11,000,000	11,000	44,000	—	—	55,000
Stock issued for services	5,250,000	5,250	42,677	—	—	47,927
Stock issued for debt conversion	7,082,818	7,083	10,875	—	—	17,958
Net loss for the year ended December 31, 2018	—	—	—	—	(834,846)	(834,846)
Balance, December 31, 2018	121,984,192	$121,984	$3,242,449	$(195,054)	$(3,880,234)	$(710,855)

See the accompanying notes to the consolidated financial statements.

LifeApps Brands Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017
Cash flow from operating activities:
Net loss	$(834,846)	$(256,825)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	150	975
Stock based compensation	47,927	56,479
Amortization of deferred compensation	195,956	900
Director and officer compensation accruals	324,000	154,600
Financing related costs – convertible debt	97,178	—
Change in derivative liability	(35,051)	—
Changes in operating assets and liabilities:
Other current assets	—	345
Accounts payable	140,911	(6,088)

Net cash used in operations	(63,775)	(49,614)

Cash flow from financing activities:
Proceeds from notes payable	15,000	20,000
Repayment of notes payable	(2,000)	—
Proceeds from convertible debt	32,000	—
Proceeds from sale of common stock	55,000	—
Proceeds from related party notes and advances	3,599	32,160
Repayments of related party advances	—	(2,850)
Net cash provided by financing activities	103,599	49,310

Net increase (decrease) in cash	39,824	(304)
Cash at beginning of period	1,084	1,388
Cash at end of period	$40,908	$1,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activities:
Non-cash exercise of stock options	$49,467	$—
Forgiveness of shareholder loans	$526,888	$—
Conversion of notes payable to common stock	$17,958	$—
Conversion of shareholder loans to common stock	$—	$94,135

See the accompanying notes to the consolidated financial statements

LifeApps Brands Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Moving forward we intend to create a LGBTQ Loyalty Preference Index.  We will attempt to support and grow the Index through an LGBTQ Loyalty Sponsorship program. LGBTQ Loyalty Sponsorship packages will be offered to companies with a desire to market their products and services to the LGBTQ community. We also intend to develop a digital media network specializing in targeting highly sought-after niche demographic audiences.  The company will focus on two core businesses, an LGBT Ad Network and an LGBT Digital Network.  Through our digital platform we will aggregate content from around the world.  We will create original content along with sponsored content in a 24/7 digital network.  The LGBT Ad Network will assist brands in global targeting of the LGBT demographic.  The Ad Network will provide advertisers and brands with over 300 mainstream digital platforms and a "bullseye" on this loyal, affluent and ever-expanding audience. We will deliver to our audience with a relevant sponsored content marketing message across all spectrums of digitally connected devices. Our unique value proposition to our audience and sponsors is the ability deliver aggregated and original content, with emphasis on interactive content and captive video.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $3,880,234 and have negative working capital. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights and derivative liabilities.

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

Fixed Assets

Fixed assets consists of furniture and equipment and are stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight line basis over the estimated useful lives of the assets. The estimated useful lives used for financial statement purposes 3 years. Fixed assets have been fully depreciated as of December 31, 2018 and 2017.

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

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $255 and $4,350 for the years ended December 31, 2108 and 2017, respectively.

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

For the years ended December 31, 2018 and 2017 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2018 and 2017, and the outstanding stock options and warrants are anti-dilutive. Weighted average shares outstanding would have increased by approximately 2,902,500 and 7,528,000 for the years ended December 31, 2018 and 2017 on a fully diluted basis as a result of outstanding stock options and warrants.

Recent Accounting Pronouncements

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

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

Note 3. Intangible Assets

At December 31, 2018 and 2017, intangible assets consist of the following:

	2018	2017
Internet domain names	$58,641	$58,641
Website and data bases	56,050	56,050
Customer and supplier lists	4,500	4,500
Total intangibles	119,191	119,191
Less accumulated amortization	(119,191)	(119,041)
	$—	$150

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

The amount charged to amortization expense for all intangibles was $150 and $975 for the years ended December 31, 2018 and 2017, respectively. Estimated future amortization expense related to the intangibles as of December 31, 2018 is $-.

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

Amounts due related party represents cash advances, salary accruals, notes payable, and amounts paid on our behalf by an officer and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at December 31, 2018 and 2017, was $10,974 and $7,675, respectively. Notes payable to related parties at December 31, 2018 and 2017 totaled $17,585 with a 2% annual interest rate. Currently the company has defaulted on all of its related party loan obligations. Forbearance has been granted by the related parties on all loans. Salary accruals for each year amounted to $324,000 and $154,600 respectively and net cash advances amounted to $3,599 and $29,310, respectively for the years ended December 31, 2018 and 2017.  The maximum amount owed to related parties during the years ended December 31, 2018 and 2017 were $968,781 and $735,949. During December 2018 the former chief executive and current shareholder of the Company agreed to cancel an aggregate of $576,354 of amounts due him as of December 31, 2017 by way of a capital contribution of $526,887 and the exercise of stock options for 10,946,688 shares of common stock having an aggregate exercise price of $49,467. Total unpaid accrued salary was $348,800 and $601,154 as of December 31, 2018 and 2017, respectively. Subsequent to December 31, 2018 all parties to the employment and service agreements converted amounts due thereunder at December 31, 2018 into shares of common stock.

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

The Agreements contain customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all the work produced by the counterparties, which is created, designed, conceived or developed by them in the course of their employment under the Agreements belong to us. Effective as of January 1, 2018, the agreements were modified to remove the conversion right provisions. On February 15, 2019 the Executive Management Consulting Agreement with our former Chief Executive Officer was terminated by mutual agreement.

During the year ended December 31, 2018 we recorded interest accruals of $14,788 related to the agreements.

Note 5. Note Payable

Notes payable consisted of two unrelated third parties amounted to $33,000 at December 31, 2018 and $20,000 to a single unrelated third party at December 31, 2017 with an interest rates of 2% and 7% per annum. One of the notes in the amount of $18,000 at December 31, 2018 is past due and is, therefore, in default. The other notes issued in August and December of 2018 aggregating $15,000 are in default status subsequent to the balance sheet date. The August note provided for the issuance of 750,000 shares of common stock as additional interest due at the October 4, 2018 maturity date. The shares were valued at the then current market value of $6,727.

In December 2017, a director of the Company and a shareholder converted an aggregate of $94,135 of advances into 9,393,500 shares of our $.001 par value common stock using an agreed upon rate of $.01 per share as the conversion rate. Additionally, $1,565 of debt and accrued interest was forgiven. The gain on the transaction was accounted for as an increase to paid in capital.

Note 6. Convertible Note Payable

On March 6, 2018, we executed a Promissory Note (the “2018 Note”) to an unrelated entity and received an aggregate of $32,000. The Note has an initial term of one year and provides for an original issue discount of $3,000, which is being amortized over the initial term. The note carries an interest rate of 12% per annum. The Lender has the right, at any time and/or after 180 days at their election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is 58% of a two-day average of the lowest trading price in the 15 range of trading days prior the conversion. The Notes provide for additional penalties if we cannot deliver the underlying common stock on a timely basis.

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

On September 20, 2018, the lender exercised conversion rights pursuant to the loan agreement and converted $8,000 of the loan principal into 1,777,778 shares of common stock. The company recognized an aggregate of $10,375 of shareholder equity as a result of the conversion based of a fair value calculation at the conversion date and related adjustments to remaining loan discounts applicable to the converted loan amount. On December 31, 2018, the lender exercised conversion rights pursuant to the loan agreement and converted $8,000 of the loan principal into 5,305,040 shares of common stock. The company recognized an aggregate of $7,583 of shareholder equity as a result of the conversion based of a fair value calculation at the conversion date and related adjustments to remaining loan discounts applicable to the converted loan amount.

We value the derivative liability at the end of each accounting period with the difference in value recognized as gain or loss. At December 31, 2018 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, .18 years to maturity, risk free interest rate of 2.63% and annualized volatility of 101%. We recognized a $35,051 gain for the change in value of the derivative for the year ended December 31, 2018. Interest expense for the year ended December 31, 2018 includes $52,383 of origination interest, amortization of debt discounts of $33,779 and interest accrual of $5,352.

At December 31, 2018 the balance of the Note is comprised of the following:

Face amount of Note	$36,500
Original issue discount	(534)
Debt discount	(1,901)
$34,065

As described in Note 11, the note balance and accrued interest was fully converted to shares of common stock subsequent to December 31, 2018.

Note 7. Stockholders’ Equity

During the year ended December 31, 2018 we issued 5,250,000 shares of common stock for services of four unrelated entities. The shares were valued at the respective trading prices of our common stock on the dates the issuances were approved by our Board of Directors.

During the year ended December 31, 2018 three unrelated third parties purchased an aggregate of 11,000,000 shares of common stock for $55,000 cash at $.005 per share. One of the parties made a loan to the company in the amount of $10,000. The loan provided for a stock grant of 750,000 shares of common stock.

Also, as described in Note 6, the company issued 7,082,818 shares of common stock pursuant to a debt-to-equity conversion.

Also, as described in Note 5, the company issued 10,946,688 shares of common stock pursuant to the exercise of stock options.

During the year ended December 31, 2017 we issued 9,393,500 shares of common stock for the conversion of shareholder debt as more fully described in Note 6 above.

Additionally, we issued an aggregate of 52,500,000 shares to two individuals, who have become officers of the Company, under employment contracts as described in Note 4 above which resulted in a change of control of the company. The contracts became effective on January 1, 2018; therefore, the related expense has been deferred in the accompanying financial statements. The shares were valued at the closing price of the Company’s common stock at the date the contracts were signed. The Company is amortizing the $346,500 of compensation expense over the initial two-year terms of the employment contracts. We recorded $195,956 of amortization of deferred officer compensation during the Year ended December 31, 2018.

Also, during the year ended December 31, 2017 we issued 500,000 shares of common stock for legal services. The shares were for current services and were valued at $.0066 per share, the closing price of our stock at the date the shares were authorized.

Note 8. Options

Stock based compensation expense for options issued pursuant to our 2012 Equity Incentive Plan for years ended December 31, 2018 and 2017 amounted to $0 and $7,312. There will be no additional compensation expense recognized in future periods.

The following is a summary of stock option issued to pursuant to the plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at date of grant

Outstanding January 1, 2017	15,000,000	$0.0026	3.4	—
Granted	6,946,688	$.01	5.0	—
Exercised	—	$—	—	—
Cancelled	(4,700,000)	$(.0026)	—	—
Outstanding December 31, 2017	17,246,688	$0.0056	3.4	—
Granted	—	$—	—	—
Exercised	(10,946,688)	$(0.0059)	—	—
Cancelled	—	$—	—	—
Outstanding December 31, 2018	6,300,000	$0.0049	2.4	—
Exercisable December 31, 2018	6,300,000	$0.0049	2.4	—

Note 9. Outstanding Warrants

There were no warrants issued during the years ended December 31, 2018 or 2017. The 400,000 previously outstanding warrants expired on September 20, 2017.

Note 10. Income Taxes

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

Income tax provision (benefit) for the years ended December 31, 2018 and 2017, is summarized below:

	2018	2017
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal (21% tax rate in 2018)	(130,000)	(68,900)
State	(34,100)	(11,200)
Total deferred	(164,100)	(80,100)
Increase in valuation allowance	164,100	80,100
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2017 and 2016 are as follows:

	2018	2017
Income tax provision at the federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(26.5%)	(39.5%)
	0.0%	0.0%

Components of the net deferred income tax assets at December 31, 2017 and 2016 were as follows:

	2018	2017
Net operating loss carryovers (2017 adjusted for revised tax rate)	$528,200	$364,100
Valuation allowance	(528,200)	(364,100)
	$—	$—

In accordance with ASC 740, at December 31, 2018 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $528,200.

As of December 31, 2018, we had cumulative net operating loss carry forwards of $2,358,000 which expire from 2033 through 2038.

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

No customers accounted for more than 10% of our revenues in the years ended December 31, 2018 and 2017.

Note 12. Subsequent Events

On January 25, 2019, we entered into and closed a securities exchange under a Securities Exchange Agreement (the “Securities Exchange Agreement”) with LGBT Loyalty LLC, a New York limited liability company (“LGBT Loyalty”), and Maxim Partners, LLC, a New York limited liability company (“Maxim”), pursuant to which we acquired all of the membership interests of LGBT Loyalty, making LGBT Loyalty a wholly owned subsidiary of ours, in exchange for 120,959,996 shares (the “Shares”) of our restricted common stock and one share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Shares issued to Maxim represented, upon issuance, 49.99% of our then issued and outstanding shares of common stock. Through LGBT Loyalty, we intend to create, establish, develop, manage and fund a LGBT Preference Index, LGBT Exchange Traded Fund and/or LGBT Loyalty Sponsor Fund.

The Series A Preferred Stock has no voting, liquidation or other rights other than the right to convert into common stock. The Series A Preferred Stock will automatically convert into additional shares of our restricted common stock immediately after such time that (i) the number of shares of our authorized common stock is increased from 500,000,000 to 1,000,000,000 shares (the “Share Increase”); and (ii) the January 25, 2019 warrants issued to Brian Neal, our President, and Robert Gayman, our Executive Management Consultant, at the closing of the securities exchange transaction (the “Management Warrants”) are automatically exercised for shares of our restricted common stock. The Management Warrants represent common stock purchase warrants that were issuable to Robert Blair, our Chief Executive Officer, Brian Neal and Robert Gayman, and/or their designees or assignees (collectively, the “Management Holders”) in exchange for the cancellation of all amounts due to the Management Holders by us as of, but not including, January 1, 2019, which amounts consisted solely of accrued salaries and/or consulting fees earned by the Management Holders through December 31, 2018, plus interest due thereon. These amounts consisted of $161,629 due to Robert Blair, representing $154,600 of compensation and $7,029 of interest, $25,054 due to Brian Neal, representing $24,000 of compensation and $1,054 of interest and $161,629 due to Robert Gayman, representing $154,600 of compensation and $7,029 of interest. Prior to their issuance, Robert Blair gifted his right to receive Management Warrants to Brian Neal. The Management Warrants are automatically exercisable for shares of our restricted common stock following the Share Increase at an exercise price equal to a 10% discount to the volume weighted average price (“VWAP”) for our common stock during the three trading days ending on the seventh trading day following the date on which this Current Report is filed with the Securities and Exchange Commission. Except as otherwise provided below, the share of Series A Preferred Stock is automatically convertible into 99.98% of the number of shares issued upon the automatic exercise of the Management Warrants. However, upon the conversion of the Series A Preferred Stock, Maxim may not own more than 49.99% of our then issued and outstanding common stock.

In the event that the full conversion of the Series A Preferred Stock would result in Maxim owning more than 49.99% of our then issued and outstanding common stock, the conversion will be limited to such number of shares that will result in Maxim owning 49.99% of our then issued and outstanding common stock and the issuance of the remaining shares issuable upon conversion will be deferred until such time that their issuance will not increase Maxim’s ownership of our common stock to more than 49.99%.

During the period February 6, 2019 through and including February 11, 2019, the holder of a March 6, 2018 convertible promissory note (the “Note”) in the original principal amount of $35,000 converted $26,920 in principal and $4,255 in interest into an aggregate of 20,763,440 shares of our common stock at a conversion price of $0.0015 per share. As the result of such conversions, the Note has been repaid in full and terminated. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 8, 2019 we increased the size of our Board of Directors to four persons and appointed Barney Frank and Billy Bean to the vacant director positions created thereby. In connection with such appointments, we issued 1,000,000 shares of our restricted common stock to each of Barney Frank and Billy Bean. We also agreed to pay each of them an annual fee of $25,000 for serving as a director (the “Annual Fee”). The Annual Fee payable to Mr. Frank is payable in cash and the Annual Fee payable to Mr. Bean is payable in stock. We also granted each of Mr. Frank and Mr. Bean the right to participate in the commission program we intend to establish with respect to direct (20% commissions) and indirect (10% commissions) sales related to our LGBT Loyalty Sponsorship Programs, the terms of which will be set forth in separate agreements between us and each of Messrs. Frank and Bean.

On March 25, 2019 our Board of Directors appointed Martina Navratilova to our Board of Directors. In connection with such appointment we issued 1,000,000 shares of our restricted common stock to Ms. Navratilova. We also agreed to pay Ms. Navratilova an annual fee of $25,000 in common stock payable in monthly installments on a pro-rata basis and valued based on the 5-trading day volume weighted average price for our common stock during the last five trading days preceding the month of payment. The shares will be issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Effective March 26, 2019 we issued 4,609,458 and 3,990,840 shares of our restricted common stock to Brian Neal and Robert Gayman, respectively, pursuant to the automatic exercise of warrants issued to Messrs. Neal and Gayman on January 25, 2019. The automatic exercise was triggered by the March 26, 2019 filing of a Certificate of Amendment (the “Certificate of Amendment”) to our Certificate of Incorporation which increased our authorized capitalization. Effective March 26, 2019, we issued 8,598,578 shares of our restricted common stock to the holder of the outstanding share of our Series A Convertible Preferred Stock pursuant to the automatic conversion triggered by the filing of the Certificate of Amendment and the automatic exercise of the warrants referenced above. The share issuances referenced above were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 26, 2019 we filed a Certificate of Amendment to our Certificate of Incorporation to increase our authorized capitalization to 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As set forth in our Definitive Information Statement under Section 14(c) of the Securities Exchange Act of 1934, as amended, which was filed on February 26, 2019, the amendment to our Certificate of Incorporation was approved by our Board of Directors and the holders of a majority of our outstanding common stock by written consents dated February 11, 2019.

On April 3, 2019 we filed a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) and authorized the issuance of up to 1,500,000 shares of Series B Preferred Stock. The Series B Preferred Stock has no voting, liquidation or other rights other than the right to receive dividends and to convert into common stock. The stated value of each share of Series B Convertible Preferred for purposes of conversions and dividends is $1.15 (the “Conversion/Dividend Stated Value”). The stated value of each share of Series B Convertible Preferred for purposes of redemptions is $1.35 (the “Redemption Stated Value”).

Subject to earlier conversion or redemption, the Series B Preferred Stock will automatically convert into fully paid and non-accessible shares of our common stock 24 months following the date of issuance of such Series B Preferred Stock without any action or payment required on the part of the holder of the Series B Convertible Preferred Stock. Subject to a floor price limitation of $0.03 per share, the automatic conversion price to which the Conversion/Dividend Stated Value will be applied will be the lower of (i) $0.10 per share of common stock; or (ii) a 20% discount to the lowest volume weighted average price (“VWAP”) for our common stock on our principal trading market during the five (5) trading days immediately prior to the automatic conversion date.

Subject to earlier conversion or redemption, the Series B Preferred Stock will also automatically convert into fully paid and non-assessable shares of common stock upon the conversion terms provided above if (i) the closing sale price for our common stock on our principal trading market closes at or above $0.20 for 10 consecutive trading days;(ii) our common stock is up listed to NASDAQ or a national securities exchange; or (iii) we complete an offering of securities resulting in aggregate gross proceeds of not less than $3,000,000. Notwithstanding the foregoing, the automatic conversion events set forth in (i), (ii) and (iii) above are not applicable during the 180 day period following the issuance date or if the common stock issuable upon conversion is not registered or subject to sale pursuant to Rule 144 or another exemption from the registration requirements of the Securities Act of 1933, as amended.

Commencing 180 days after the issuance date, the holders of Series B Preferred Stock will have the right to convert their Series B Convertible Preferred at any time into Common Stock on the same conversion terms applicable to automatic conversions.

Absent the prior written approval of the Company, all automatic and optional conversions of Series B Preferred Stock must be for a minimum of 5,000 shares of Series B Preferred except in cases where the holder owns less than 5,000 shares and is converting all Series B Preferred shares then owned by the holder. No fractional shares of Common Stock will be issued upon conversions of the Series B Convertible Preferred. In lieu of any fractional share to which the holder would otherwise be entitled, the Company will round up to the next full share.

Dividends at the rate of 12% per annum (1% per month) are payable on the Conversion/Dividend Stated Value of the Series B Preferred Stock in cash or stock at our discretion. Dividends are payable at the end of each month following the applicable issuance date. Dividends payable in stock will be calculated based on the 5-day VWAP during each of the last 5 trading days of the month for which payment is being made. To the extent that a month for which dividends are payable does not involve a full month because shares of Series B Preferred Stock were issued, redeemed, or converted during such month, the dividend payable shall be pro-rated to reflect the number of days of such month that the dividend applies to. In all events, dividends shall not be payable for periods following redemption, conversion or the 24 month anniversary of the applicable issuance date.

The Series B Preferred Stock is redeemable in cash by us at any time prior to conversion upon five business days prior written notice to the holder at the Redemption Stated Value for each share being redeemed.

The automatic and optional conversion price will be appropriately adjusted to reflect stock splits, stock dividends (exclusive of the dividends payable on the Series B Preferred Stock) business combinations and similar recapitalization.

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.