Form 10-Q
period 2019-03-31
LGBTQ Loyalty Holdings, Inc.
filed 2019-05-17
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54867

LGBTQ LOYALTY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0671280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2435 Dixie Highway, Wilton Manors, FL 33305

(Address of principal executive offices, including zip code)

Tel: (858)-577-1746

(Registrant’s telephone number, including area code)

LifeApps Brands Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of May 15, 2019 there were issued and outstanding 289,291,798 shares of Common Stock, $0.001 par value.

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash	$-	$40,908
Accounts receivable	875	-
Other current assets	595	595
Total current assets	1,470	41,503
Total Assets	$1,470	$41,503

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$401,335	$265,530
Accrued salaries - officers	74,350	348,800
Notes payable	32,486	33,000
Notes payable to related party	17,885	17,885
Advances due to related parties	10,974	10,974
Convertible note payable, net of debt discount	-	34,065
Derivative liability	-	42,104
Total current liabilities	537,030	752,358

Commitments and Contingencies

Stockholders' (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized with 1 share designated as Series A Preferred and 1,500,000 shares designated as Series B Convertible Preferred, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 290,291,798 and 121,984,192 shares issued and outstanding, respectively	290,291	121,984
Additional paid in capital	4,899,587	3,242,449
Deferred officer compensation	(129,036)	(195,054)
Accumulated (deficit)	(5,596,402)	(3,880,234)
Total stockholders’ (deficit)	(535,560)	(710,855)
Total Liabilities and Stockholders’ (Deficit)	$1,470	$41,503

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2019 2018
Revenue	$2,064	$1,594
Cost of revenue	-	-
Gross profit	2,064	1,594
Operating expenses:
General and administrative	1,033,062	184,702
Depreciation and amortization	-	150
Total operating expenses	1,033,062	184,852
Operating loss	(1,030,998)	(183,258)
Interest expense	685,170	26,461
Change in derivative liability	-	15,730
Net (loss) before income taxes	(1,716,168)	(225,449)
Provision for income taxes	-	-
Net (loss)	$(1,716,168)	$(225,449)

Per share information - basic and fully diluted:
Net (loss) per share	$(0.00)	$(0.00)
Weighted average shares outstanding	227,190,467	90,360,242

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Net cash used in operations	$(40,394)	$(10,331)

Cash flow from investing activities:	-	-
Net Cash used in investing activities	-	-

Cash flow from financing activities:
Proceeds from convertible notes payable	-	32,000
Repayment of note payable	(514)	(514)
Shareholder advances	-	2,770
Net cash provided by (used in) financing activities	(514)	34,256

Net increase (decrease) in cash	(40,908)	23,925
Cash at beginning of period	40,908	1,084
Cash at end of period	$-	$25,009

Non-cash investing and financing activities:
Stock issued for services	$321,100	$44,100
Conversion of salary accruals and interest	$348,312	$-
Conversion of note payable	$83,383	$-
Exercise of stock options	$5,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands, Inc.)

Reconciliation of Stockholders’ Deficit

(Unaudited)

					Additional Paid
	Preferred Stock Series A		Common Stock		in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	capital	Compensation	(Deficit)	Total

Balance December 31, 2018	-	$-	121,984,192	$121,984	$3,242,449	$(195,054)	$(3,880,234)	$(710,855)
Amortization of deferred compensation						66,018		66,018
Stock issued for services			3,250,000	3,250	317,850			321,100
Exercise of stock options			500,000	500	4,500			5,000
Maxim Partners - Merger	1	-	129,558,574	129,559	259,116			388,675
Conversion of preferred stock	-1	-
Related party debt conversions			8,600,298	8,600	339,712			348,312
Loan conversion			26,398,704	26,399	735,961			762,359
Loss for the period							(1,716,168)	(1,716,168)
Balance March 31, 2019	-	-	290,291,768	$290,292	$4,899,587	$(129,036)	$(5,596,402)	$(535,560)

					Additional Paid
			Common Stock		in	Deferred	Accumulated
			Shares	Amount	capital	Compensation	(Deficit)	Total

Balance December 31, 2017	-	-	87,704,686	$87,704	$2,579,489	$(391,010)	$(3,045,388)	$(769,205)

Amortization of deferred compensation						48,990		48,990
Stock issued for services			3,000,000	3,000	41,100			44,100
Loss for the period							(225,449)	(225,449)
Balance March 31, 2018	-	-	90,704,686	$90,704	$2,620,589	$(342,020)	$(3,270,837)	$(901,564)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

Notes to Condensed Consolidated Financial Statements

March 31, 2019 and 2018

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LGBTQ Loyalty Holdings, Inc., (formerly LifeApps Brands Inc.) including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LGBTQ Loyalty Holdings, Inc. at March 31, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2019 and 2018 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2018 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $5,596,402 and have negative working capital of $(535,560). To date we have funded our operations through advances from related parties, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, LGBTQ Loyalty, LLC, LifeApps Inc. and Sports One Group Inc. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Revenue Recognition

ASC Topic 606, “Revenue from Contracts with Customers” establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our lease is short term and will be renewed on a month to month basis. Rent expense was $0 and $255 for the three months ended March 31, 2019 and 2018, respectively.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the periods ended March 31, 2019 and 2018, and the outstanding stock options and warrants are anti-dilutive. Weighted average shares outstanding would have increased by approximately 2,902,500 and 3,412,200 for the three months ended March 31, 2019 and 2018, respectively, on a fully diluted basis.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company has determined that to date the adoption of ASU 2016-02 has had no impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The Company has determined that to date the adoption of this ASU has had no impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3. Related Party Transactions – Officer and Shareholder Advances

Amounts due related party represents cash advances, salary accruals, notes payable, and amounts paid on our behalf by an officer and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at March 31, 2019 and December 31, 2018 was $10,974. Notes payable to related parties at March 31, 2019 and December 31, 2018 totaled $17,885 with a 2% annual interest rate. Currently the company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans. Salary accruals for the three-month periods ended March 31, 2019 and 2018 amounted to $62,250 and $81,000 respectively and net cash advances amounted to $0 and $2,770, respectively for the periods ended March 31, 2019 and 2018.  Total unpaid accrued salary was $74,350 and $348,800 as of March 31, 2019 and December 31, 2018, respectively. On March 21, 2019 all parties to the employment and service agreements converted amounts due thereunder at December 31, 2018 into 8,600,298 shares of common stock.

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

During the periods ended March 31, 2019 and 2018 we recorded interest accruals of $4,645 and $658, respectively related to the contracts.

Note 4. Notes Payable

Notes payable to two unrelated third parties amounted to $32,486 at March 31, 2019 and $33,000 at December 31, 2018 with interest rates of 2% and 7% per annum, respectively. One of the notes in the amount of $17,486 at March 31, 2019 is past due and is, therefore, in default. The other notes were issued in August and December of 2018 aggregating $15,000. On March 7, 2019, the lender agreed in principal to convert the $15,000 in loan principal into shares of our common stock at a conversion price of $0.08 per share resulting in an issuance obligation of 187,500 shares. We have yet to issue the shares but expect to issue them in the near future. The lender also agreed to waive all interest due on the loans.

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

During the period February 6, 2019 through and including February 11, 2019, the holder of a March 6, 2018 convertible promissory note (the “Note”) in the original principal amount of $35,000 converted $26,920 in principal and $4,255 in interest into an aggregate of 26,398,734 shares of our common stock at a conversion price of $0.0015 per share. As the result of such conversions, the Note has been repaid in full and terminated. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Interest expense for the period ended March 31, 2019 amounted to $685,170.

Note 6. Stockholders’ Equity

On January 25, 2019, we entered into and closed a securities exchange under a Securities Exchange Agreement (the “Securities Exchange Agreement”) with LGBT Loyalty LLC, a New York limited liability company (“LGBT Loyalty”), and Maxim Partners, LLC, a New York limited liability company (“Maxim”), pursuant to which we acquired all of the membership interests of LGBT Loyalty, making LGBT Loyalty a wholly owned subsidiary of ours, in exchange for 120,959,996 shares (the “Shares”) of our restricted common stock and one share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Shares issued to Maxim represented, upon issuance, 49.99% of our then issued and outstanding shares of common stock. Through LGBT Loyalty, we intend to create, establish, develop, manage and fund a LGBT Preference Index, LGBT Exchange Traded Fund and/or LGBT Loyalty Sponsor Fund. On March 29, 2019 an additional 8,598,578 shares were issued to Maxim for the conversion of the Series A Convertible Preferred Stock. LGBT Loyalty has no assets, liabilities nor operations at the exchange date, therefore, the value ascribed to the issued stock ($388,675) has been charged to operations as expenses of the merger.

Effective February 20, 2019 we issued an aggregate of 750,000 shares of restricted common stock to a consultant in accordance with a service contract that provided for a 250,000 share stock grant and the exercise of 500,000 $0.01 stock options in exchange for the cancellation of $5,000 then outstanding accounts payable due to the consultant for prior services.

During March 2019 we issued an aggregate of 3,000,000 shares of restricted common stock to three unrelated individuals in accordance with their appointment as directors of the Company.

Effective March 26, 2019 we issued an aggregate of 8,600,298 shares of our restricted common stock pursuant to the automatic exercise of warrants issued to two current and prior company officers on January 25, 2019. The warrants were issued in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018.

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

We recorded $66,018 and $48,990 of amortization of deferred officer compensation during the periods ended March 31, 2019 and 2018, respectively. The 2019 amount includes the full amortization of the remaining balance due under the now terminated Executive Management Consulting Agreement with our former Chief Executive Officer.

Note 7. Options and Warrants

The following is a summary of stock options issued pursuant to the 2012 Equity Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2019	6,300,000	$0.0049	2.4	-
Granted	-	$-	-	-
Exercised	500,000	$0.01	-	-
Cancelled	-	$-	-	-
Outstanding March 31, 2019	5,800,000	$0.0045	2.2	$-
Exercisable March 31, 2019	5,800,000	$0.0045	2.2	$-

There was no stock based compensation expense for options for the periods ended March 31, 2019 and 2018. There will be no additional compensation expense recognized in future periods.

On January 25, 2019 we issued warrants to two Company executives in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018. The warrants were fully exercised as described in Note 6 above.

Note 8. Subsequent Events

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

Effective April 18, 2019 we issued 2,000,000 shares of our common stock to LZ Gunderson and Robert Tull (1,000,000 shares each).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LifeApps Brands Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Business Overview

On January 25, 2019, we entered into and closed a Securities Exchange Agreement (the “Securities Exchange Agreement”) pursuant to which LGBT Loyalty LLC (“LGBT Loyalty”) became a wholly owned subsidiary of ours. Through LGBT Loyalty, we intend to create, establish, develop, manage and fund an LGBTQ Loyalty Preference Index (the “Index”). The Index is expected to be the first “preference” index to survey a representative group of the LGBTQ community to determine which companies within the S&P 500 best support and are supported by the LGBTQ community. We have signed a Letter of Intent to partner with ProcureAM in the creation and development of the Index. ProcureAM will also advise as to the additional service providers for the Index including outside Index Counsel, Index Calculation Agent, Bank Custodian, PR Firm, Data Collection Agent, Index Data Compiler, Listing Agent, Public Auditor and Index Advisors. The LGBTQ demographic has proven itself to be a fiercely loyal consumer group supporting companies and their brands. In addition, we are developing a business model designed for businesses to promote and showcase their support for the LGBTQ community. We also plan to create additional businesses that will enhance the Index, including LGBTQ Loyalty Sponsorship which we intend to establish to promote the growth of the Index. We will pursue partnerships with socially conscious companies globally that seek to market and advertise directly to LGBTQ consumers. We also intend to partner with some of the most recognizable LGBTQ community leaders from around the world to have them become LGBTQ Loyalty Sponsorship members that will promote the Index. The LGBTQ Loyalty Sponsorship will incorporate marketing and support of the companies included in the Index. Companies within the Index will be given the opportunity to purchase LGBTQ Loyalty Sponsorship packages. Sponsorship packages will be tier priced starting at ten thousand dollars for a first level package and increasing to one million dollars for a gold level package. We plan to utilize the networking and relationships of our Board of Directors to promote the LGBTQ Loyalty Sponsorship packages. We also intend to focus on two complimentary businesses, an LGBTQ Advertising Network and an LGBTQ Media Network. The LGBTQ Advertising Network will offer a direct link to the companies that desire to deliver a customized marketing campaign to the LGBTQ consumer. We intend to offer our expertise including our own survey data to help companies develop their targeted message in a powerful delivery network. The LGBTQ Media Network will aggregate content from around the world in a 24/7 digital delivery format that is intended to target the highly desired spending power of the LGBTQ consumer.

In connection with the Securities Exchange Agreement and the closing thereunder, no changes were made to the composition of our Board of Directors (the “Board”) or executive officers. Accordingly, immediately following the closing, our Board continued to be comprised of Robert Blair and Lawrence Roan, and our executive officers continued to be comprised of Robert Blair (Chief Executive Officer and Chief Financial Officer) and Brian Neal (President). Effective March 8, 2019, we appointed Barney Frank and Billy Bean to our board. Effective March 25, 2019, we appointed Martina Navratilova to our board. Effective April 18, 2019 we appointed LZ Granderson and Robert Tull to our board.

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

In connection with the January 25, 2019 Securities Exchange Agreement with LGBT Loyalty and Maxim, we acquired all of the membership interests of LGBT Loyalty in exchange for 120,959,996 shares of our restricted common stock and one share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The common stock issued to Maxim represented, upon issuance, 49.99% of our then issued and outstanding shares of common stock. Effective March 26, 2019, the share of Series A Convertible Preferred Stock was converted into 8,598,578 shares of our common stock.

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

On April 3, 2019 we filed a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) and authorized the issuance of up to 1,500,000 shares of Series B Preferred Stock. The Series B Preferred Stock has no voting, liquidation or other rights other than the right to receive dividends and to convert into common stock. The stated value of each share of Series B Convertible Preferred for purposes of conversions and dividends is $1.15 (the “Conversion/Dividend Stated Value”). The stated value of each share of Series B Convertible Preferred for purposes of redemptions is $1.35 (the “Redemption Stated Value”). Subject to earlier conversion or redemption, the Series B Preferred Stock will automatically convert into fully paid and non-accessible shares of our common stock 24 months following the date of issuance of such Series B Preferred Stock without any action or payment required on the part of the holder of the Series B Convertible Preferred Stock. Subject to a floor price limitation of $0.03 per share, the automatic conversion price to which the Conversion/Dividend Stated Value will be applied will be the lower of (i) $0.10 per share of common stock; or (ii) a 20% discount to the lowest volume weighted average price (“VWAP”) for our common stock on our principal trading market during the five (5) trading days immediately prior to the automatic conversion date. Subject to earlier conversion or redemption, the Series B Preferred Stock will also automatically convert into fully paid and non-assessable shares of common stock upon the conversion terms provided above if (i) the closing sale price for our common stock on our principal trading market closes at or above $0.20 for 10 consecutive trading days;(ii) our common stock is uplisted to NASDAQ or a national securities exchange; or (iii) we complete an offering of securities resulting in aggregate gross proceeds of not less than $3,000,000. Notwithstanding the foregoing, the automatic conversion events set forth in (i), (ii) and (iii) above are not applicable during the 180 day period following the issuance date or if the common stock issuable upon conversion is not registered or subject to sale pursuant to Rule 144 or another exemption from the registration requirements of the Securities Act of 1933, as amended. Commencing 180 days after the issuance date, the holders of Series B Preferred Stock will have the right to convert their Series B Convertible Preferred at any time into common stock on the same conversion terms applicable to automatic conversions. Absent the prior written approval of the Company, all automatic and optional conversions of Series B Preferred Stock must be for a minimum of 5,000 shares of Series B Preferred except in cases where the holder owns less than 5,000 shares and is converting all Series B Preferred shares then owned by the holder. No fractional shares of common stock will be issued upon conversions of the Series B Convertible Preferred. In lieu of any fractional share to which the holder would otherwise be entitled, we will round up to the next full share. Dividends at the rate of 12% per annum (1% per month) are payable on the Conversion/Dividend Stated Value of the Series B Preferred Stock in cash or stock at our discretion. Dividends are payable at the end of each month following the applicable issuance date. Dividends payable in stock will be calculated based on the 5-day VWAP during each of the last 5 trading days of the month for which payment is being made. To the extent that a month for which dividends are payable does not involve a full month because shares of Series B Preferred Stock were issued, redeemed, or converted during such month, the dividend payable shall be pro-rated to reflect the number of days of such month that the dividend applies to. In all events, dividends shall not be payable for periods following redemption, conversion or the 24 month anniversary of the applicable issuance date. The Series B Preferred Stock is redeemable in cash by us at any time prior to conversion upon five business days prior written notice to the holder at the Redemption Stated Value for each share being redeemed. The automatic and optional conversion price will be appropriately adjusted to reflect stock splits, stock dividends (exclusive of the dividends payable on the Series B Preferred Stock) business combinations and similar recapitalization. Effective April 3, 2019, we issued 125,000 shares of our Series B Preferred Stock to five persons at a price of $1.00 per share or an aggregate of $125,000.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of March 31, 2019, we have incurred losses of $(5,596,402). To date we have funded our operations through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended March 31, 2019, compared with the three months ended March 31, 2018

Revenues for the three months ended March 31, 2019 and 2018 were $2,064 and $1,594, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products.

There were no costs associated with the revenue for the quarters resulting gross profits for three months ended March 31, 2019 and 2018 of $2,064 and $1,594 (100%), respectively.

We had net losses of $1,716,168 and $225,449 for the three months ended March 31, 2019 and 2018, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended March 31, 2019 and 2018:

	Three months Ended March 31,
	2019	2018	Difference	% Change
Personnel costs	$431,663	$86,812	$344,821	397.2%
Professional fees	167,008	6,100	160,908	2,367.8%
Travel and entertainment	3,301	1,523	1,778	113.7%
Consulting expense	41,455	89,155	(47,700)	(53.5)%
Stock related expenses	-	262	(262)	-
Merger costs	388,675	-	388,675	-
Rent	-	255	(255)	-
Other expenses	961	597	364	60.9%
	$1,033,063	$184,704	$848,359	2,898.3%

Personnel costs during the quarter ended March 31, 2019 consisted principally of $68,500 of salaries paid or accrued for our chief executive officer and president, $43,312 of amortization of deferred compensation and $313,600 related to the value of shares issued for director compensation. Personnel costs during the quarter ended March 31, 2018 consisted principally of $43,500 of salaries accrued for our chief executive officer and president, $43,312 of amortization of deferred compensation.

Professional fees increased primarily due to the timing of audit related costs and fees associated with the Securities Exchange Agreement with LGBT Loyalty LLC.

Travel expenses increased as a result of costs associated with Securities Exchange Agreement with LGBT Loyalty LLC.

Consulting expenses during the quarter ended March 31, 2019 consisted principally of $18,750 of costs paid or accrued for our former chief executive officer and $22,705 of amortization of deferred compensation. Consulting expenses during the quarter ended March 31, 2018 consisted principally of $37,500 of costs accrued for our former chief executive officer, $5,676 of amortization of deferred compensation. Additionally, we had $45,979 of costs associated with cash payments and common stock issued in connection with consulting contracts with third parties.

We incurred $388,675 of costs associated with the Securities Exchange Agreement with LGBT Loyalty LLC as a result of the issuance of 129,558,574 shares of our common stock.

All of our other operating costs were not significant in the aggregate.

We had operating losses of $1,030,998 and $183,258 for the three months ended March 31, 2019 and 2018, respectively.

Interest and derivative expenses are primarily related to a convertible note payable to a third-party lender that was secured during the quarter ended March 31, 2018. The note was fully converted to common stock during the quarter ended March 31, 2019.

Liquidity and Capital Resources

Historically, we have been financed primarily by capital contributions from management, from short term loans, and through sales of our securities. Our existing sources of liquidity may not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed.

As of March 31, 2019, we had a working capital deficit of $535,560 as compared to a working capital deficit of $710,855 at December 31, 2018.

During the three months ended March 31, 2019 and 2018, operations used cash of $40,394 and $10,331, respectively.

During the three months ended March 31, 2019 and 2018, we used no cash in investing activities.

During the three months ended March 31, 2019 and 2018, net cash provided by (used in) financing activities was $(514) and $34,256, respectively. We received $32,000 as proceeds from a convertible note payable to a third-party lender during the quarter ended March 31, 2018.

Additionally, we received net amounts of $650 of cash advances from our chief executive officer and net amounts of $1,606 of cash advances from a director and shareholders during the three months ended March 31, 2018.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $(5,596,402) as of March 31, 2019 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 16, 2019, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Effective January 25, 2019, in connection with the closing under the January 25, 2019 Securities Exchange Agreement, we issued 120,959,996 shares of our common stock and one share of our Series A Convertible Preferred Stock to Maxim Partners, LLC.

Effective March 26, 2019 the share of Series A Convertible Preferred Stock was automatically converted into 8,598,578 shares of our common stock.

Effective January 25, 2019 we issued common stock purchase warrants to Brian Neal and Robert Gayman in consideration of amounts due by us to Brian Neal, Robert Gayman and Robert Blair as of, but not including, January 1, 2019. Effective March 26, 2019 the warrants held by Brian Neal were automatically converted into 4,609,458 shares of our common stock and the warrants held by Robert Gayman were automatically converted into 3,990,840 shares of our common stock.

Effective February 20, 2019 we issued 250,000 shares of our common stock to a consultant pursuant to a Consulting Agreement made as of February 20, 2019 and issued an additional 500,000 shares to the consultant pursuant to his exercise of 500,000 stock options at a price of $0.01 per share or an aggregate of $5,000.

Effective March 8, 2019, we issued 1,000,000 shares of our common stock to each of Barney Frank and Billy Bean in connection with their respective appointments to our Board of Directors. Effective March 25, 2019 we issued 1,000,000 shares of our common stock to Martina Navratilova in connection with her appointment to our Board of Directors. Effective April 18, 2019, we issued 1,000,000 shares of our common stock to each of LZ Granderson and Robert Tull in connection with their respective appointments to our Board of Directors.

Effective April 3, 2019, we issued 125,000 shares of our Series B Convertible Preferred Stock to five persons at a price of $1.00 per share or an aggregate of $125,000.

All of the foregoing issuances of securities were made in reliance on Section 4(a)(2) of the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At March 31, 2019 the outstanding balance was approximately $17,486.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Effective April 25, 2019, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Charter Amendment”) with the Delaware Secretary of State to change our name from LifeApps Brands Inc. to LGBTQ Loyalty Holdings, Inc. Our trading symbol will remain “LFAP”.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 25, 2019
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

LGBTQ LOYALTY HOLDINGS, INC.

May 17, 2019	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer and Chief Financial Officer