Form 10-Q
period 2019-06-30
LGBTQ Loyalty Holdings, Inc.
filed 2019-08-14
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Tel: (858)-577-1746

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2019 there were issued and outstanding 163,201,624 shares of Common Stock, $0.001 par value.

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

FORM 10-Q

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

i

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash	$250,272	$40,908
Other current assets	9,220	595
Total current assets	259,492	41,503
Property and equipment, net	2,000	-
Intangible assets, net	37,500	-
Total Assets	$298,992	$41503

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$357,489	$265,530
Accrued salaries – officers	107,000	348,800
Notes payable	15,986	33,000
Notes payable to related party	17,885	17,885
Advances due to related parties	10,974	10,974
Convertible note payable, net of debt discount	-	34,065
Derivative liability	-	42,104
Total current liabilities	509,334	752,358

Convertible debenture, net of debt discount	31,222
Derivative liability on convertible debenture and warrants	1,229,695	-
Total liabilities	1,770,251	752,358
Commitments and Contingencies	-	-

Stockholders’ (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized; Series A with 1 share designated, no shares outstanding; Series B with 1,500,000 shares designated, 125,000 and no shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively, net of discount	46,590	-

Series C with 129,559 shares authorized, 129,599 and no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	129,559	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 162,920,724 and 121,984,192 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	162,920	121,984
Additional paid in capital	5,243,811	3,242,449
Deferred officer compensation	(85,723)	(195,054)
Accumulated (deficit)	(6,968,415)	(3,880,234)
Total stockholders’ (deficit)	(1,471,259)	(710,855)
Total Liabilities and Stockholders’ (Deficit)	$298,992	$41,503

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$-	-	2,064	1,594
Cost of revenue	-	-	-	-
Gross profit (loss)	-	-	2,064	1,594
Operating expenses:
General and administrative	593,563	161,134	1,626,625	345,836
Depreciation and amortization	-	-	-	150
Total operating expenses	593,563	161,134	1,626,625	345,986
(Loss) from operations	(593,563)	(161,134)	(1,624,561)	(344,392)
Interest expense	500,442	12,484	1,185,612	38,944
Change in derivative liability	266,808	(20,233)	266,808	(4,502)
Net (loss) before income taxes	(1,360,813)	(153,385)	(3,076,981)	(378,834)
Provision for income taxes	-	-	-	-
Net (loss)	$(1,360,813)	$(153,385)	$(3,076,981)	$(378,834)

Per share information - basic and fully diluted:
Weighted average shares outstanding	251,971,535	90,704,686	239,581,001	90,532,464

Net (loss) per share	$(0.01)	$(0.00)*	$(0.01)	$(0.00)*

*	Denotes a loss of less than $(0.01) per share.

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Net cash used in operations	$(374,122)	$(26,019)

Cash flow from investing activities:
Purchase of property and equipment	(2,000)	-
Investment in intangible assets	(37,500)	(7,633)
Net Cash used in investing activities	(39,500)	(7,633)

Cash flow from financing activities:
Proceeds from convertible notes and debentures	500,000	32,000
Proceeds from Series B preferred stock issuance	125,000	-
Repayment of note payable	(2,014)	(1,500)
Shareholder advances	-	3,029
Net cash provided by financing activities	622,986	33,529

Net increase (decrease) in cash	209,364	(122)
Cash at beginning of period	40,908	1,084
Cash at end of period	$250,272	$962

Non-cash investing and financing activities:
Stock issued for services	$562,900	$44,100
Conversion of salary accruals and interest	$348,312	$-
Conversion of notes payable	$98,383	$-
Exercise of stock options	$5,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands, Inc.)

Consolidated Statement of Stockholders’ Deficit

For the Period Ended June 30, 2019

 (Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance December 31, 2018							121,984,192	$121,984	$3,242,449	$(195,054)	$(3,880,234)	$(710,855)

Amortization of deferred compensation										66,018		66,018
Stock issued for services							250,000	250	7,250			7,500
Exercise of stock options							500,000	500	4,500			5,000
Maxim Partners - Merger	1	$-					129,558,574	129,559	259,116			388,675
Conversion of preferred stock	-1	-
Stock issued to directors							3,000,000	3,000	310,600			313,600
Related party debt conversions							8,600,298	8,600	339,712			348,312
Loan conversion							26,398,734	26,399	735,961			762,360
Loss for the period											(1,716,168)	(1,716,168)
Balance March 31, 2019	-	-					290,291,798	290,291	4,899,588	(129,036)	(5,596,402)	(535,558)

Issuance of Series B preferred stock, net of discount			125,000	$35,389					89,611			125,000
Amortization of preferred stock discount				11,201							(11,201)	-
Amortization of deferred compensation										43,313		43,313
Stock issued for services							2,000,000	2,000	239,801			241,801
Loan conversion							187,500	188	14,813			15,000
Maxim Exchange Agreement					129,559	$129,559	(129,558,574)	(129,559)	-			-
Loss for the period											(1,360,813)	(1,360,813)
Balance June 30, 2019	-	$-	125,000	$46,590	129,559	$129,559	162,920,724	162,921	5,243,811	(85,723)	(6,968,415)	(1,471,257)

For the Period Ended June 30, 2018
Balance December 31, 2017							87,704,686	$87,704	$2,579,489	$(391,010)	$(3,045,388)	$(769,205)
Amortization of deferred compensation										48,990		48,990
Stock issued for services							3,000,000	3,000	41,100			44,100
Loss for the period											(225,449)	(225,449)
Balance March 31, 2018							90,704,686	$90,704	$2,620,589	$(342,020)	$(3,270,837)	$(901,564)

Amortization of deferred compensation										48,990		48,990
Loss for the period											(153,385)	(153,385)
Balance June 30, 2018							90,704,686	$90,704	$2,620,589	$(293,030)	$(3,424,222)	$(1,005,959)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

Notes to Condensed Consolidated Financial Statements

June 30, 2019 and 2018

(Unaudited )

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LGBTQ Loyalty Holdings, Inc., (formerly LifeApps Brands Inc.) including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LGBTQ Loyalty Holdings, Inc. at and for the periods ended June 30, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2019 and 2018 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2018 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating a LGBTQ Loyalty Preference Index (the “Index”) that will provide the LGBTQ community with the power to influence the allocation of capital within the Index based upon their consumer preferences. The Index is intended to link the economic power of the LGBTQ community with many of the top companies that support and market their products to the LGBTQ demographic. We also plan to create ancillary businesses that are intended to complement and support the Index including LGBTQ Loyalty Sponsorship which will be established to promote the Index along with the companies from around the world that desire to market and advertise directly to LGBTQ consumers. We intend to join forces with some of the most recognizable LGBTQ community leaders from around the world and have them become LGBTQ Loyalty Sponsorship members. The LGBTQ Loyalty Sponsorship is expected to incorporate marketing and support of the companies included in the Index. All companies will be offered the opportunity to purchase LGBTQ Loyalty Sponsorship packages.

We also plan to develop a digital media network that will specialize in targeting highly sought-after niche demographic audiences. In that regard, we intend to focus on two core businesses, an LGBTQ Advertising Network and an LGBTQ Media Network. Through our digital platform, we expect to aggregate content from around the world. We also intend to create original content along with sponsored content in a 24/7 digital network. The LGBTQ Advertising Network is intended to assist brands in global targeting of the LGBTQ demographic. The LGBTQ Advertising Network is expected to provide advertisers and brands with over 300 mainstream digital platforms and access to this loyal, affluent and ever-expanding audience. We intend to deliver to our audience relevant sponsored content marketing message across all spectrums of digitally connected devices. We believe that our value proposition to our audience and sponsors will be the ability to deliver aggregated and original content, with emphasis on interactive content and captive video.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $6,968,415 and have negative working capital of $249,842. To date we have funded our operations through advances from related parties, issuances of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, LGBTQ Loyalty, LLC, LifeApps Inc. and Sports One Group Inc. All material inter-company transactions and balances have been eliminated in consolidation.

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

Derivative Liabilities

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Intangibles

Intangibles, which include websites and databases acquired, internet domain name costs, and customer lists, are being amortized over the expected useful lives which we estimate to be three to five years. In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register internet domain names were capitalized. We expended $37,500 and $0 for website development for the three months and six months ended June 30, 2019 and 2018, respectively. Amortization of these costs will begin when the website becomes active.

Property and Equipment

Fixed assets consist of furniture and equipment and are stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives used for financial statement purposes is 3 years. The Company purchased $2,000 of office equipment on June 25, 2019. Depreciation will begin on July 1, 2019.

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

Revenue was derived primarily from the sale of sports and fitness apparel and equipment, and software applications designed for use on mobile devices such as smart phones and tablets.

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On July 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We did not record a change to accumulated deficit as of July 1, 2018 due to the immaterial cumulative impact of adopting Topic 606.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our products to our customers. Transfer of control to the customer for products generally occurs at the point in time when products have been shipped to our customer by third party carriers as this represents the point in time when the customer has a present obligation to pay and physical possession including title and risk of loss have been transferred to the customer.

The Company accounts for a contract with a customer when there is an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. The Company’s distinct performance obligations consist mainly of transferring control of its products identified in the contracts, purchase orders or invoices and implied PCS services.

Transaction prices are typically based on contracted rates. Generally, payment is due from customers within 60 days of the invoice date and the contracts do not have significant financing components or include extended payment terms.

The timing of revenue recognition, billing and cash collections results in billed accounts receivable, deferred revenue, and customer deposits on the Consolidated Balance Sheets. Accounts receivable are recognized in the period the Company’s right to the consideration is unconditional. Our contract liabilities consist of advance payments (Customer deposits) recognized primarily related to deferred revenue. We classify customer deposits as a current liability, and deferred revenue as a current or noncurrent liability based on the timing of when we expect to fulfill these remaining performance obligations. The current portion of deferred revenue is included in other current liabilities and the noncurrent portion is included in other long-term liabilities in our consolidated balance sheets.

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

Research and development, Website Development Costs, and Software Development Costs

All research and development costs are expensed as incurred. We had no research and development costs for the three and six months ended June 30, 2019 and 2018, respectively.

Software and Website development costs are eligible for capitalization under ASC 350-50 and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed. We expended $37,500 and $0 for website development for the three months and six months ended June 30, 2019 and 2018, respectively. Amortization of these costs will begin when the website becomes active.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Our membership agreement for shared office space expires on May 31, 2020. Rent expense was $4,223 and $0 for the three months ended June 30, 2019 and 2018, respectively and $4,223 and $255 for the six months ended June 30, 2019 and 2018, respectively.

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the periods ended June 30, 2019 and 2018, and the outstanding stock options and warrants are anti-dilutive. Weighted average shares outstanding would have increased by approximately 7,378,000 and 3,178,600 for the six months ended June 30, 2019 and 2018, respectively, and 7,385,000 and 2,937,000 for the three months ended June 30, 2019 and 2018, respectively, on a fully diluted basis.

Recent Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3. Related Party Transactions – Officer, Director and Shareholder Advances

Amounts due related party represents cash advances, salary accruals, notes payable, and amounts paid on our behalf by an officer, director and shareholders of the Company. These advances are non-interest bearing, short term in nature and due on demand. The balance at June 30, 2019 and December 31, 2018 was $10,974 for both periods. Notes payable to related parties at June 30, 2019 and December 31, 2018 totaled $17,885 with a 2% annual interest rate. Currently the Company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans  . Salary accruals for the six-month periods ended June 30, 2019 and 2018 amounted to $107,000 and $348,800, respectively. Payments of accrued salaries for the three-month periods ended June 30, 2019 and 2018 amounted to $43,000 and $0, respectively. Payments of accrued salaries for the six-month periods ended June 30, 2019 and 2018 amounted to $80,250 and $0, respectively. Net cash advances to the Company amounted to $0 and $3,029, respectively, for the periods ended June 30, 2019 and 2018.

During the six months ended June 30, 2019 we began the accrual of director’s fees for five individuals at the rate of $25,000 per annum. Four of the directors have agreed to receive their fee payments in shares of the Company’s common stock with the number of shares to be issued based on the 5-day average trading price of the stock at the end of each month. During the three and six months ended June 30, 2019 we accrued an aggregate of $31,250 and $37,500, respectively, for director fees. As of June 30, 2019, an aggregate of 234,200 shares of our common stock are issuable pursuant to the director compensation agreements.

Total unpaid accrued salary and director fees were $107,000 and $348,800 as of June 30, 2019 and December 31, 2018, respectively. On March 21, 2019 all parties to the employment and service agreements converted amounts due thereunder at December 31, 2018 into 8,600,298 shares of common stock.

On December 19, 2017 we entered into an Employment Services Agreements with our Chief Executive Officer and our President and an Executive Management Consulting Agreement with our former Chief Executive Officer. The Agreements have a two-year term and are subject to automatic renewal for successive periods of one year unless either we or the counterparties give the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Agreements with our current and former Chief Executive Officers provide for base compensation of $150,000 and the Agreement with our President provides for a base annual salary of $24,000. The compensation payments are payable in bi-weekly installments. In the event any of the payments are not made within 30 days of the due date, they will accrue interest at the rate of 10% per annum.

The Agreements contain customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all the work produced by the counterparties, which is created, designed, conceived or developed by them in the course of their employment under the Agreements belong to us. Effective January 1, 2018, the Agreements were modified to remove the conversion right provisions. On February 15, 2019 the Executive Management Consulting Agreement with our former Chief Executive Officer was terminated by mutual agreement.

During the three months ended June 30, 2019 and 2018 we recorded interest accruals of $2,020 and $2,646, respectively, related to the contracts. During the six months ended June 30, 2019 and 2018 we recorded interest accruals of $6,485 and $2,646, respectively, related to the contracts.

 Note 4. Notes Payable

Notes payable to two unrelated third parties amounted to $15,986 at June 30, 2019 and $33,000 at December 31, 2018 with interest rates of 2% and 7% per annum, respectively. The note in the amount of $15,986 at June 30, 2019 is past due and is, therefore, in default. The other notes were issued in August and December of 2018 aggregating $15,000. On March 7, 2019, the lender agreed to convert the $15,000 in loan principal into shares of our common stock at a conversion price of $0.08 per share resulting in an issuance of 187,500 shares during the quarter ended June 30, 2019. The lender also agreed to waive all interest due on the loans.

Note 5. Convertible Note Payable

On March 6, 2018, we executed a Promissory Note (the “2018 Note”) to an unrelated entity and received an aggregate of $32,000. The 2018 Note has an initial term of one year and provides for an original issue discount of $3,000, which is being amortized over the initial term. The 2018 Note carries a face interest rate of 12% per annum. The lender had the right, at any time and/or after 180 days at their election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price was 58% of a two-day average of the lowest trading price in the range of 15 trading days prior to the conversion. The 2018 Note provided for additional penalties if we could not deliver the underlying common stock on a timely basis.

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

We valued the conversion feature at origination of the 2018 Note at $55,118 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 1 year to maturity, risk free interest rate of 3.03% and annualized volatility of 298.79%. $32,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible note and is being amortized over the initial term of the convertible note. The balance of $23,118 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

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

We value the derivative liability at estimated fair market value and at the end of each accounting period. The difference in value is recognized as gain or loss in the statement of operations. At March 31, 2018 we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, .94 years to maturity, risk free interest rate of 2.85% and annualized volatility of 289.61%. We recognized $15,730 of expense for the change in value of the derivative for the three months ended March 31, 2018. Interest expense for the period includes $23,118 of origination interest, amortization of debt discounts of $2,394 and interest accrual of $288.

During the period February 6, 2019 through and including February 11, 2019, the holder of the 2018 Note in the original principal amount of $35,000    converted the remaining $26,920 in principal and $4,255 in interest into an aggregate of 26,398,734 shares of our common stock at a conversion price of $0.0015 per share. As the result of such conversions, the 2018 Note has been repaid in full and terminated. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Note 6. Long-term Debt

On June 4, 2019 (the “Closing Date”), we entered into and closed a Securities Purchase Agreement (the “SPA”) with Pride Partners LLC (the “Purchaser”), a New York limited liability company, pursuant to which for a purchase price of $500,000, the Purchaser purchased $550,000 in principal amount of a 10% Original Issue Discount Senior Convertible Debenture (the “Debenture”) due 15 months following the date of issuance and an 18 month common stock purchase warrant (the “Warrant”) exercisable for up to 6,250,000 shares (subject to adjustment thereunder) of our common stock.

Subject to earlier conversion or redemption, the Debenture is due on September 4, 2020 (the “Maturity Date”). At any time after June 4, 2019, the Debenture is convertible, in whole or in part, into shares of common stock (the “Conversion Shares”) at the option of the holder, at any time and from time to time (subject to a 4.99% beneficial ownership limitation). If, on the Maturity Date, the outstanding principal balance of the Debenture is $50,000 or less, the Debenture, including all accrued and unpaid interest then due thereon, is automatically convertible into common stock. Subject to adjustment, the per share conversion price for the Debenture on any conversion date is the lesser of (i) $0.1069 or (ii) 85% of the lowest single trading date volume weighted average price for our Common stock during the 5 trading days prior to the conversion date. No later than the earlier of (i) 2 trading days after our receipt of a notice of conversion and (ii) the number of trading days comprising the standard settlement period after our receipt of a notice of conversion, we are required to deliver Conversion Shares which, when permitted under applicable securities laws, will be delivered free of restrictive legends and trading restrictions. In the event that we fail to deliver Conversion Shares by the applicable delivery date, the holder may rescind such conversion until such time that the Conversion Shares are received by the holder. Our failure to timely deliver Conversion Shares subjects us to the payment of liquidated damages to the holder as well as buy-in liability under circumstances where the holder is required to purchase Common Stock in the open market in satisfaction of a sale by the holder of Conversion Shares which the holder was entitled to receive. We are required to reserve and keep available from our authorized and unissued shares of Common Stock a sufficient number of shares to cover conversions of the Debenture. The number and amount of Conversion Shares issuable upon conversion is subject to adjustment in the event of stock splits and stock dividends. The Debenture also provides for full ratchet anti-dilution price adjustments under circumstances where, during the term of the Debenture, we issue Common Stock or common stock equivalents, exclusive of Exempt Issuances, at prices below the then applicable Debenture conversion price. The Debenture further provides for adjustments in the event of certain rights offerings, pro rata distributions to shareholders and fundamental transactions. The Debenture is subject to optional redemption by us, for cash, in whole or in part, upon 20 trading days prior written notice by us but only in the event, unless waived by the holder, we satisfy the Equity Conditions (as such term is defined in the Debenture) during such 20 trading day period. Penalty interest is payable by us if we fail to effect an optional redemption by the applicable optional redemption date. The Debenture subjects us to negative covenants while the Debenture is outstanding.

We evaluated the terms of the conversion features of the Debenture and the Warrant in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

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

We valued the conversion features at origination of the Debenture and the Warrant at $962,887 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 1.25 year to maturity, risk free interest rate of 2.11% and annualized volatility of 312.4%. $500,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the initial term of the convertible debenture. The balance of $462,887 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debenture would be settled subsequent to the Company’s Series B preferred stock as described in Note 7.

A summary of the derivative liability associated with the SPA for the period ended June 30, 2019 is as follows:

	Convertible
	Debenture	Warrant	Total

Initial valuation	$469,956	$492,931	$962,887
Change in derivative value	191,530	75,278	266,808
Balance at June 30, 2019	$661,485	$568,210	$1,229,695

Note 7. Stockholders’ Equity

Common Stock

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

Effective February 20, 2019 we issued an aggregate of 750,000 shares of restricted common stock to a consultant in accordance with a service contract that provided for a 250,000 share stock grant and the exercise of 500,000 stock options in exchange for the cancellation of $5,000 then outstanding accounts payable due to the consultant for prior services.

During the six months ended June 30, 2019 we issued an aggregate of 5,000,000 shares of restricted common stock to three unrelated individuals in accordance with their appointment as directors of the Company.

Effective March 26, 2019 we issued an aggregate of 8,600,298 shares of our restricted common stock pursuant to the automatic exercise of warrants issued to two current and prior company officers on January 25, 2019. The warrants were issued in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018.

During the period ended June 30, 2018 we issued 3,000,000 shares of common stock in connection with consulting agreements with two unrelated entities. The shares were valued at the respective trading prices of our common stock on the dates the agreements were signed.

On June 26, 2019 we issued 187,500 shares of restricted common stock in connection with the conversion of notes payable as described in Note 4 above.

Series B Convertible Preferred Stock

On April 3, 2019 we filed a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) and authorized the issuance of up to 1,500,000 shares of Series B Preferred Stock. The Series B Preferred Stock has no voting, liquidation or other rights other than the right to receive dividends and to convert into common stock. The stated value of each share of Series B Convertible Preferred Stock for purposes of conversions and dividends is $1.15 (the “Conversion/Dividend Stated Value”). The stated value of each share of Series B Convertible Preferred for purposes of redemptions is $1.35 (the “Redemption Stated Value”). On April 3, 2019 we received an aggregate of $125,000 from the issuance of 125,000 shares of the Series B Convertible Preferred Stock. We recorded a discount of $89,611 based on the excess of the intrinsic value of the common stock conversion shares over the proceeds. The intrinsic value was computed using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 2 years to maturity, risk free interest rate of 2.33% and annualized volatility of 307.5%. Amortization of the discount will continue through April 3, 2021 and amounted to $11,201 for the period ended June 30, 2019. Subject to earlier conversion or redemption, the Series B Preferred Stock will automatically convert into fully paid and non-accessible shares of our common stock 24 months following the date of issuance of such Series B Preferred Stock without any action or payment required on the part of the holder of the Series B Convertible Preferred Stock. Subject to a floor price limitation of $0.03 per share, the automatic conversion price to which the Conversion/Dividend Stated Value will be applied will be the lower of (i) $0.10 per share of common stock; or (ii) a 20% discount to the lowest volume weighted average price (“VWAP”) for our common stock on our principal trading market during the five (5) trading days immediately prior to the automatic conversion date.

Series C Convertible Preferred Stock

On June 3, 2019 we filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C COD”) with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series C Convertible Preferred Stock (“Series C Preferred Stock”) and authorized the issuance of up to 129,559 shares of Series C Preferred Stock. On the Closing Date, all of the 129,559 shares of Series C Preferred Stock were issued to Pride Partners LLC, the assignee of Maxim Partners LLC. On June 4, 2019 we entered into a Securities Exchange Agreement with Maxim Partners LLC (the “Holder”) pursuant to which the Holder exchanged 129,558,574 shares of Common Stock for 129,559 shares (the “Exchange Shares”) of our Series C Preferred Stock (the “Share Exchange”). At the request of the Holder, the Exchange Shares were issued to Holder’s assignee, the Purchaser. The Series C Preferred Stock has no voting or other rights other than the right to receive dividends on a pari passu basis with holders of our Common Stock, the right to receive assets in the event of liquidation, dissolution or winding up on a pari passu basis with holders of our Common Stock and the right to convert into common stock. The stated value of each share of Series C Convertible Preferred for purposes of conversions is $1,000 (the “Stated Value”).

Each share of Series C Preferred Stock is convertible, at any time and from time to time, at the option of the holder thereof, into that number of shares of Common Stock (subject in each case to a 4.99% beneficial ownership limitation) determined by dividing the Stated Value of such share of Series C Preferred Stock by the Series C Preferred Stock conversion price of $1.00 per share. Consequently, each Share of Series C Preferred Stock is presently convertible into 1,000 shares of Common Stock.

Deferred Officer Compensation

We recorded $109,331 and $97,980 of amortization of deferred officer compensation during the periods ended June 30, 2019 and 2018, respectively. The 2019 amount includes the full amortization of the remaining balance due under the now terminated Executive Management Consulting Agreement with our former Chief Executive Officer.

Note 8. Options and Warrants

The following is a summary of stock options issued pursuant to the 2012 Equity Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2019	6,300,000	$0.0049	2.4	-
Granted	-	$-	-	-
Exercised	500,000	$0.01	-	-
Cancelled	-	$-	-	-
Outstanding June 30, 2019	5,800,000	$0.0045	1.9	$-
Exercisable June 30, 2019	5,800,000	$0.0045	1.9	$-

There was no stock based compensation expense for options for the periods ended June 30, 2019 and 2018. There will be no additional compensation expense recognized in future periods.

On January 25, 2019 we issued warrants to two Company executives in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018. The warrants were fully exercised as described in Note 7 above.

On June 4, 2019 we issued a warrant to purchase an aggregate of 6,250,000 shares of our common stock. The warrant is exercisable through December 4, 2020. The exercise price per share of Common Stock under this Warrant shall be the lesser of (i) $0.0855, or (ii) 75% of the lowest single trading day closing price during the five trading days prior to the exercise date.

Note 9. Income Taxes

Income tax provision (benefit) for the periods ended June 30, 2019 and 2018, is summarized below:

	2019	2018
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal (21% tax rate in 2018)	(472,500)	(75,100)
State	(123,800)	(19,700)
Total deferred	(596,300)	(94,800)
Valuation allowance	596,300	94,800
Total provision	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences as of June 30, 2019 and 2018 are as follows:

	2019	2018
Income tax provision at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.5%	5.5%
Increase in valuation allowance	(26.5)%	(26.5)%
	0.0%	0.0%

Components of the net deferred income tax assets at June 30, 2019 and December 31, 2018 were as follows:

	2019	2018
Net operating loss carryovers (adjusted for revised tax rate)	$1,124,500	$528,200
Valuation allowance	(1,124,500)	(528,200)
	$—	$—

In accordance with ASC 740, at June 30, 2019 and December 31, 2018 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $1,124,500 and $528,200 at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, we had cumulative net operating loss carry forwards of $3,989,000 which expire from 2032 through 2039.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Note 10. Subsequent Events

Management has evaluated all activity up to August 14, 2019 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

On July 3, 2019 the Company filed a Registration Statement on Form S-1 relating to the sale of up to 93,456,658 shares of common stock, par value $0.001 per share, by the selling stockholders as listed in the prospectus. Of the shares being offered, 6,250,000 are issuable upon exercise of common stock purchase warrants (at the fixed exercise price of $0.1069 per share), 5,144,996 are issuable upon conversion of convertible debentures (at the fixed conversion price of $0.1069 per share), 6,250,000 represent a good faith estimate of the number of additional shares which may become issuable if the common stock purchase warrants referenced above are exercised at the variable exercise price applicable to the common stock purchase warrants or if the price protected anti-dilution provision applicable to the common stock purchase warrants is triggered, 5,144,996 represent a good faith estimate of the number of shares which may become issuable if the debentures referenced above are converted at the variable conversion price applicable to the debentures or if the price protected anti-dilution provision applicable to the debentures is triggered, 53,000,000 are issuable upon conversion of 53,000 shares of our Series C convertible preferred stock and 17,666,666 are presently issued and outstanding. The Registration Statement became effective on July 24, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

The Securities Exchange Agreement also provided that during the six month period following the January 25, 2019 closing under the Securities Exchange Agreement (i) we could not enter into any financing transactions without the prior written consent of Maxim, which consent could not be unreasonably withheld, and (ii) we could not issue any equity or debt securities without the prior written consent of Maxim, which consent could not be unreasonably withheld.

On January 24, 2019 we filed a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock with the Delaware Secretary of State to create a series of preferred stock designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) consisting of one share. The share of Series A Preferred Stock was issued to Maxim Partners, LLC, a New York limited liability company (“Maxim”) in connection with the January 25, 2019 Securities Exchange Agreement described below. The Series A Preferred Stock has no voting, liquidation or other rights other than the right to convert into common stock. The Series A Preferred Stock will automatically convert into additional shares of our restricted common stock immediately after such time that (i) the number of shares of our authorized common stock is increased from 500,000,000 to 1,000,000,000 shares (the “Share Increase”); and (ii) the January 25, 2019 warrants issued to Brian Neal, our President, and Robert Gayman, our former Executive Management Consultant, at the closing of the securities exchange transaction described below (the “Management Warrants”) are automatically exercised for shares of our restricted common stock. The Management Warrants represent common stock purchase warrants that were issuable to Robert Blair, our Chief Executive Officer, Brian Neal and Robert Gayman, and/or their designees or assignees (collectively, the “Management Holders”) in exchange for the cancellation of all amounts due to the Management Holders by us as of, but not including, January 1, 2019, which amounts consisted solely of accrued salaries and /or consulting fees earned by the Management Holders through December 31, 2018, plus interest due thereon. These amounts consisted of $161,629 due to Robert Blair, representing $154,600 of compensation and $7,029 of interest, $25,054 due to Brian Neal, representing $24,000 of compensation and $1,054 of interest and $161,629 due to Robert Gayman, representing $154,600 of compensation and $7,029 of interest. Prior to their issuance, Robert Blair gifted his right to receive Management Warrants to Brian Neal. The Management Warrants are automatically exercisable for shares of our restricted common stock following the Share Increase at an exercise price equal to a 10% discount to the volume weighted average price (“VWAP”) for our common stock during the three trading days ending on the seventh trading day following the date on which this Current Report is filed with the Securities and Exchange Commission. Except as otherwise provided below, the share of Series A Preferred Stock is automatically convertible into 99.98% of the number of shares issued upon the automatic exercise of the Management Warrants. However, upon the conversion of the Series A Preferred Stock, Maxim may not own more than 49.99% of our then issued and outstanding common stock. In the event that the full conversion of the Series A Preferred Stock would result in Maxim owning more than 49.99% of our then issued and outstanding common stock, the conversion will be limited to such number of shares that will result in Maxim owning 49.99% of our then issued and outstanding common stock and the issuance of the remaining shares issuable upon conversion will be deferred until such time that their issuance will not increase Maxim ’s ownership of our common stock to more than 49.99%.

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

Our Products

We intend to create a LGBTQ Loyalty Preference Index (the Index). We will attempt to grow and publicize the Index through an LGBTQ Loyalty Sponsorship program. LGBTQ Loyalty Sponsorship packages will be offered to companies that support the LGBTQ community. We also intend to create a LGBTQ Advertising Network and a LGBTQ Media Network. The LGBTQ Loyalty Preference Index will survey and select up to 100 of the most influential companies that support and market their products and services to LGBTQ consumers. Our LGBTQ Loyalty Sponsorships and LGBTQ Membership Programs will be offered to all companies that express an interest in promoting their support for the LGBTQ community through marketing, hiring practices, charitable giving and other forms of support. The LGBTQ Advertising Network will deliver market specific messaging to this powerful consumer group and will be available to assist companies in tailoring their advertising for the greatest impact. The LGBTQ Media Network will attract viewers through breaking news and relevant content from the world of news, entertainment, sports, politics, travel and health and fitness. The LGBTQ Media Network will aggregate content from around the world in a 24/7 digital delivery format that is intended to target the highly desired spending power of the LGBTQ consumer. Subject to our receipt of required financing, we expect to launch our products during the fourth quarter of 2019.

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

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of June 30, 2019, we have incurred losses of $6,968,415. To date we have funded our operations through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Revenue Recognition

Revenue was  derived primarily from the sale of sports and fitness apparel and equipment, and software applications designed for use on mobile devices such as smart phones and tablets. Revenue is recognized only when persuasive evidence of an arrangement exists, the fee is fixed or determinable, the product or service has been delivered, and collectability is probable.

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

Results of Operations

Three months ended June 30, 2019, compared with the three months ended June 30, 2018

We had no revenue in this quarter. We had net losses of $1,360,813 and $153,385 for the three months ended June 30, 2019 and 2018, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended June 30, 2019 and 2018:

	Three months Ended June 30,
	2019	2018	Difference	% Change
Personnel costs	$466,004	$87,514	$378,490	432.5%
Professional fees	12,353	19,133	(6,780)	(35.4)%
Travel and entertainment	26,879	8,876	18,003	202.8%
Consulting expense	36,000	43,698	(7,698)	(17.6)%
Stock related expenses	26,566	238	26,328	*
Marketing and promotion	9,750	-	9,750	-
Rent	4,223	-	4,223	-
Other expenses	11,788	1,675	10,114	604%
	$593,563	$161,134	$462,430	268.4%

*	Denotes an amount greater than 1,000%

Personnel costs during the quarter ended June 30, 2019 consisted principally of $149,700 of salaries paid or accrued for our executive officers, $43,312 of amortization of deferred compensation and $273,000 related to the value of shares issued and accrued for director compensation. Personnel costs during the quarter ended June 30, 2018 consisted principally of $43,500 of salaries accrued for our chief executive officer and president, $43,312 of amortization of deferred compensation.

Professional fees decreased primarily due to the timing of audit related costs and fees associated with our filings with the US Securities and Exchange Commission.

Travel expenses increased as a result of costs associated with increased business activity and financing efforts.

Consulting expenses during the quarter ended June 30, 2019 consisted principally of costs paid or accrued pursuant to development of the LGBTQ Loyalty Preference Index. Consulting expenses during the quarter ended June 30, 2018 consisted principally of $37,500 of costs accrued for our former chief executive officer, $7,326 of amortization of deferred compensation.

All of our other operating costs were not significant in the aggregate.

We had operating losses of $593,563 and $161,134 for the three months ended June 30, 2019 and 2018, respectively.

Interest expense of $500,442 is related to our Convertible Debenture and Warrants issued to a related-party lender that was obtained during the quarter ended June 30, 2019. Additionally, we accrued interest related to service contracts of $2,000 and $4,300 related to our Series B preferred stock.

Six months ended June 30, 2019, compared with the six months ended June 30, 2018

Revenues for the six months ended June 30, 2019 and 2018 were $2,064 and $1,594, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products.  These revenues are derived from a legacy business.

There were no costs associated with the revenue for the quarters resulting in gross profits for six months ended June 30, 2019 and 2018 of $2,064 and $1,594 (100%), respectively.

We had net losses of $3,076,981 and $378,834 for the six months ended June 30, 2019 and 2018, respectively.

The following is a breakdown of our selling, general and administrative expenses for the six months ended June 30, 2019 and 2018:

	Six months Ended June 30,
	2019	2018	Difference	% Change
Personnel costs	$897,667	$193,076	$704,591	364.9%
Professional fees	179,361	25,233	154,128	610.8%
Travel and entertainment	30,180	10,399	19,781	190.2%
Consulting expense	77,455	114,103	(36,648)	(32.1)%
Stock related expenses	26,566	500	26,066	*
Merger costs	388,675	-	388,675	-
Marketing and promotion	9,750	-	9,750	-
Rent	4,223	255	3,968	*
Other expenses	12,748	2,270	10,479	461.7%
	$1,626,625	$345,836	$1,280,789	370.4%

*	Denotes an amount greater than 1,000%

Personnel costs during the six months ended June 30, 2019 consisted principally of $195,436 of salaries paid or accrued for our executive officers, $109,331 of amortization of deferred compensation and $592,900 related to the value of shares issued and accrued for director compensation. Personnel costs during the quarter ended June 30, 2018 consisted principally of $87,000 of salaries accrued for our chief executive officer and president, $83,325 of amortization of deferred compensation.

Professional fees increased primarily due to the timing of audit related costs and fees associated with the Securities Exchange Agreement with LGBT Loyalty LLC and completion of debt financing agreements.

Travel expenses increased as a result of costs associated with Securities Exchange Agreement with LGBT Loyalty LLC., increased business activity and financing agreements.

Consulting expenses during the six months ended June 30, 2019 consisted principally of $18,750 of costs paid or accrued for our former chief executive officer and $22,705 of amortization of deferred compensation and of $36,000 costs paid or accrued pursuant to development of the LGBTQ Loyalty Preference Index. Consulting expenses during the six months ended June 30, 2018 consisted principally of $75,000 of costs accrued for our former chief executive officer, $14,652 of amortization of deferred compensation. Additionally, we had $44,100 of costs associated with cash payments and common stock issued in connection with consulting contracts with third parties.

We incurred $388,675 of merger costs associated with the Securities Exchange Agreement with LGBT Loyalty LLC as a result of the issuance of 129,558,574 shares of our common stock.

All of our other operating costs were not significant in the aggregate.

We had operating losses of $1,626,625 and $344,392 for the six months ended June 30, 2019 and 2018, respectively.

Interest expense of $500,442 is related to our Convertible Debenture and Warrants issued to a related-party lender that was secured during the quarter ended June 30, 2019. Additionally, we accrued interest related to service contracts of $6,500 and $4,300 related to our Series B preferred stock. We recorded additional interest expense of $680,800 related to our convertible note payable to a third party. This note was fully converted to common stock during February 2019.

Interest and derivative expenses in 2018 are primarily related to a convertible note payable to a third-party lender that was secured during the six months ended June 30, 2018. The note was fully converted to common stock during the six months ended June 30, 2019.

Liquidity and Capital Resources

Historically, we have been financed primarily by capital contributions from management, from short term loans, and through sales of our securities. Our existing sources of liquidity may not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed.

As of June 30, 2019, we had a working capital deficit of $249,842 as compared to a working capital deficit of $634,686 at December 31, 2018.

During the six months ended June 30, 2019 and 2018, operations used cash of $374,122 and $26,019, respectively.

During the six months ended June 30, 2019 we purchased $2,000 of office furniture and equipment and expended $37,500 for website development. We used $7,633 in investing activities during the six months ended June 30, 2018.

During the six months ended June 30, 2019 and 2018, net cash provided by financing activities was $622,986 and $33,529, respectively.

We received $125,000 proceeds from the issuance of Series B Convertible Preferred Stock (Note 7) and $500,000 proceeds from the issuance of Convertible Debentures during the six months ended June 30, 2019 (Note 6).  We received $32,000 as proceeds from a convertible note payable to a third-party lender during the six months ended June 30, 2018.

Additionally, we received net amounts of $650 of cash advances from our chief executive officer and net amounts of $2,379 of cash advances from a director and shareholders during the six months ended June 30, 2018.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $6,968,415 as of June 30, 2019 and working capital deficit of $249,842 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or additional officer and shareholder advances. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective due to a lack of audit committee and segregation of duties caused by limited personnel to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective June 4, 2019 we converted 129,558,574 shares of our $.001 par value common stock held by Maxim Partners, LLC into 129,559 shares of our Series C Preferred Stock. The Service C Preferred Stock was issued to Pride Partners LLC, the assignee of Maxim Partners LLC.

All of the foregoing issuances of securities were made in reliance on Section 4(a)(2) of the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At June 30, 2019 the outstanding balance was approximately $15,986.

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

LGBTQ LOYALTY HOLDINGS, INC.

August 14, 2019	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer and Chief Financial Officer