Form 10-Q
period 2019-09-30
LGBTQ Loyalty Holdings, Inc.
filed 2019-11-14
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 14, 2019 there were 167,682,460 shares of common stock, $0.001 par value, issued and outstanding.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ Loyalty Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$14,093	$40,908
Other current assets	9,220	595
Total current assets	23,313	41,503
Property and equipment, net of depreciation	1,900	-
Intangible assets, net of amortization	47,500	-
Total Assets	$72,713	$41,503

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$502,818	$245,133
Accrued salaries	116,250	348,800
Accrued interest and dividends	37,435	20,397
Notes payable	10,986	33,000
Notes payable to related party	17,885	17,885
Advances due to related party	10,900	10,974
Total current liabilities	696,274	676,189
Long term convertible notes payable, net of debt discount	151,395	34,065
Derivative liability on long term convertible notes payable	1,602,309	42,104
Total liabilities	2,449,978	752,358

Commitments and contingencies

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated; no shares issued or outstanding as of September 30, 2019 and December 31, 2018	-	-
Series B, 1,500,000 shares designated; 100,000 and no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	38,633	-
Series C, 129,559 shares designated; 129,559 and no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	129,559	-
Common stock, $0.001 par value,1,000,000,000 shares authorized, 165,504,936 and 121,984,192 shares issued and outstanding, as of September 30, 2019 and December 31, 2018 , respectively	165,505	121,984
Additional paid in capital	5,423,528	3,242,449
Deferred officer compensation	(42,410)	(195,054)
Accumulated (deficit)	(8,092,081)	(3,880,234)
Total stockholders’ (deficit)	(2,377,265)	(710,855)
Total Liabilities and Stockholders’ (Deficit)	$72,713	$41,503

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$748	$525	$2,812	$2,119
Cost of revenue	-	-	-	-
Gross profit	748	525	2,812	2,119

Operating expenses:
General and administrative	681,911	218,988	2,308,536	564,824
Depreciation and amortization	100	-	100	150
Total operating expenses	682,011	218,988	2,308,636	564,974

Operating loss	(681,263)	(218,463)	(2,305,824)	(562,855)

Other (income) expense:
Interest expense	199,170	68,748	1,384,782	107,692
Change in derivative liability	225,593	(28,592)	492,401	(33,094)
Total other (income) expense	424,763	40,156	1,877,183	74,598

Net loss	$(1,106,026)	$(258,619)	$(4,183,007)	$(637,453)

Per share information - basic:
Weighted average common shares outstanding	163,569,530	92,561,268	234,277,621	91,208,732
Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
Net cash flows used in operating activities	$(846,796)	$(53,734)

Cash flow from investing activities:
Purchase of property and equipment	(2,000)	-
Investment in intangible assets	(47,500)	-
Net Cash used in investing activities	(49,500)	-

Cash flow from financing activities:
Proceeds from issuance of convertible notes	700,000	32,000
Proceeds from issuance of convertible preferred stock	125,000	-
Proceeds from exercise of warrants	51,569	-
Proceeds from note payable	-	10,000
Proceeds from sale of common stock	-	10,000
Shareholder advances (repayments)	(74)	3,599
Repayment of note payable	(7,014)	(2,000)
Net cash provided by financing activities	869,481	53,599

Net (decrease) increase in cash	(26,815)	(135)
Cash at beginning of period	40,908	1,084
Cash at end of period	$14,093	$949

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Stock issued for services	$562,900	$44,100
Officer salary accrual	$81,000	$243,000
Stock issued for debt conversion	$-	$10,375

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Period Ended September 30, 2019

(Unaudited)

	Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance December 31, 2018							121,984,192	$121,984	$3,242,449	$(195,054)	$(3,880,234)	$(710,855)

Amortization of deferred compensation										66,018		66,018
Stock issued for services							250,000	250	7,250			7,500
Exercise of stock options							500,000	500	4,500			5,000
Maxim Partners - Merger	1	$-					129,558,574	129,559	259,116			388,675
Conversion of preferred stock	-1	-
Stock issued to directors							3,000,000	3,000	310,600			313,600
Related party debt conversions							8,600,298	8,600	339,712			348,312
Loan conversion							26,398,734	26,399	735,961			762,360
Loss for the period											(1,716,168)	(1,716,168)
Balance March 31, 2019	-	-	-	-	-	-	290,291,798	290,291	4,899,588	(129,036)	(5,596,402)	(535,558)

Issuance of Series B preferred stock, net of discount			125,000	$35,389					89,611			125,000
Amortization of preferred stock discount				11,201							(11,201)	-
Amortization of deferred compensation										43,313		43,313
Stock issued for services							2,000,000	2,000	239,800			241,800
Loan conversion							187,500	188	14,813			15,000
Maxim Exchange Agreement					129,559	$129,559	(129,558,574)	(129,559)	-			-
Loss for the period											(1,360,813)	(1,360,813)
Balance June 30, 2019	-	$-	125,000	$46,590	129,559	$129,559	162,920,724	162,921	5,243,811	(85,723)	(6,968,415)	(1,471,257)

Conversion of Series B preferred stock			(25,000)	$(9,658)			734,918	735	8,923			-
Amortization and revaluation of preferred stock discount				1,701					7,600		(9,301)	-
Issuance of Series B dividend shares							16,794	17	1,421			1,438
Amortization of deferred compensation										43,313		43,313
Dividends on preferred stock											(8,338)	(8,338)
Debenture conversions							427,500	427	45,620			46,047
Exercise of common stock warrants							1,405,000	1,405	116,155			117,560

Loss for the period											(1,106,026)	(1,106,026)
Balance September 30, 2019	-	$-	100,000	$38,633	129,559	$129,559	165,504,936	$165,505	$5,423,528	$(42,410)	$(8,092,081)	$(2,377,265)

For the Period Ended September 30, 2018 (Unaudited)
Balance December 31, 2017							87,704,686	$87,704	$2,579,489	$(391,010)	$(3,045,388)	$(769,205)
Amortization of deferred compensation										48,990		48,990
Stock issued for services							3,000,000	3,000	41,100			44,100
Loss for the period											(225,449)	(225,449)
Balance March 31, 2018	-	-	-	-	-	-	90,704,686	90,704	2,620,589	(342,020)	(3,270,837)	(901,564)

Amortization of deferred compensation										48,990		48,990
Loss for the period											(153,385)	(153,385)
Balance June 30, 2018	-	-	-	-	-	-	90,704,686	90,704	2,620,589	(293,030)	(3,424,222)	(1,005,959)
Amortization of deferred compensation										48,986		48,986
Stock issued for cash							2,000,000	2,000	8,000			10,000
Stock issued for services							750,000	750	5,977			6,727
Loan conversion							1,777,778	1,778	8,597			10,375
Loss for the period							-				(258,619)	(258,619)
Balance September 30, 2018	-	-	-	-	-	-	95,232,464	$95,232	$2,643,163	$(244,044)	$(3,682,841)	$(1,188,490)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ Loyalty Holdings, Inc.

(formerly LifeApps Brands Inc.)

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LGBTQ Loyalty Holdings, Inc., (formerly LifeApps Brands Inc.) including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of LGBTQ Loyalty Holdings, Inc. at and for the periods ended September 30, 2019 and 2018 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2019 and 2018 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2018 condensed consolidated balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating a LGBTQ Loyalty Preference Index (the “Index”) to provide the LGBTQ community with the power to influence the allocation of capital within the Index based upon their consumer preferences. The Index is intended to link the economic power of the LGBTQ community with many of the top companies that support and market their products to the LGBTQ demographic. We also plan to create ancillary businesses that are intended to complement and support the Index including LGBTQ Loyalty Sponsorship which will be established to promote the Index along with the companies from around the world that desire to market and advertise directly to LGBTQ consumers. We intend to join forces with some of the most recognizable LGBTQ community leaders from around the world and have them become LGBTQ Loyalty Sponsorship members. The LGBTQ Loyalty Sponsorship is expected to incorporate marketing and support of the companies included in the Index. All companies will be offered the opportunity to purchase LGBTQ Loyalty Sponsorship packages.

On October 30, 2019, we launched the LGBTQ100 ESG Index, which references LGBTQ community survey data in the methodology for a benchmark listing of the nation’s highest financially performing companies that our respondents believe are most committed to advancing equality.

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

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $8,092,081 and have negative working capital of $672,961. To date we have funded our operations through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, LGBTQ Loyalty, LLC, LifeApps Inc., Sports One Group Inc. and Loyalty Preference Index, Inc. (“LPI”), which was formed on July 24, 2019. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Derivative Liabilities

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has a sequencing policy regarding share settlement wherein instruments with a fixed conversion price or floor would be settled first, and interest payable in shares settle next. Thereafter, share settlement order is based on instrument issuance date – earlier dated instruments settling before later dated. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. The policy includes all shares issuable pursuant to debenture and preferred stock instruments as well as shares issuable under service and employment contracts and interest on short term loans.

Intangibles

Intangibles, which include websites and databases acquired, internet domain name costs, and customer lists, are being amortized over the expected useful lives which we estimate to be three to five years. In accordance with Financial Accounting Standards Board (“FASB”), ASC Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register internet domain names were capitalized. We expended $10,000 and $0 for website development for the three months ended September 30, 2019 and 2018, respectively and $47,500 and $0 for the nine months ended September 30, 2019 and 2018, respectively. Amortization of these costs will begin when the website becomes active.

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

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

Revenue was derived primarily from the sale of sports and fitness apparel and equipment.

Website and software development costs

Website and software costs are eligible for capitalization under ASC 350-50 and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed. We expended $10,000 and $0 for website development for the three months ended September 30, 2019 and 2018, respectively and $47,500 and $0 for the nine months ended September 30, 2019 and 2018, respectively. Amortization of these costs will begin when the website becomes active.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 842, Leases (“ASC 842”). Our membership agreement for shared office space expires on May 31, 2020. Rent expense was $13,671 and $0 for the three months ended September 30, 2019 and 2018, respectively and $17,894 and $255 for the nine months ended September 30, 2019 and 2018, respectively. We adopted ASC 842 on its effective date of January 1, 2019. The adoption did not have any effect on our condensed consolidated financial statements.

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Earnings per share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the periods ended September 30, 2019 and 2018, and the outstanding stock options and warrants are anti-dilutive.

Weighted average shares outstanding would have increased by approximately 7,717,000 and 3,098,000 for the nine months ended September 30, 2019 and 2018, respectively, and 7,252,000 and 2,885,000 for the three months ended September 30, 2019 and 2018, respectively, on a fully diluted basis.

Recent Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3. Related Party Transactions – Officer, Director and Shareholder Advances

Amounts due to related party represent cash advances, salary accruals, notes payable, and amounts paid on our behalf by an officer, director and shareholders of the Company. The cash advances are non-interest bearing, short term in nature and due on demand. The balance of our cash advances at September 30, 2019 and December 31, 2018 was $10,900 and $10,974, respectively. Salary accruals as of September 30, 2019 and December 31, 2018 amounted to $116,250 and $348,800, respectively. Payments of accrued salaries for the three-month periods ended September 30, 2019 and 2018 amounted to $82,500 and $0, respectively. Payments of accrued salaries for the nine-month periods ended September 30, 2019 and 2018 amounted to $162,750 and $0, respectively.

Notes payable to related parties at September 30, 2019 and December 31, 2018 totaled $17,885 with a 2% annual interest rate. Currently the Company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans. Net cash advances to the Company amounted to $0 and $3,029, respectively, for the periods ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019 we began the accrual of director’s fees for five individuals at the rate of $25,000 per annum. Four of the directors have agreed to receive their fee payments in shares of the Company’s common stock with the number of shares to be issued based on the 5-day average trading price of the stock at the end of each month. During the three and nine months ended September 30, 2019 we accrued an aggregate of $31,250 and $68,750, respectively, for director fees. As of September 30, 2019, an aggregate of 649,080 shares of our common stock are issuable pursuant to the director compensation agreements.

On March 21, 2019 all parties to the employment and service agreements converted amounts due thereunder at December 31, 2018 into 8,600,298 shares of common stock.

On December 19, 2017 we entered into an Employment Services Agreements with our Chief Executive Officer and our President and an Executive Management Consulting Agreement with our former Chief Executive Officer. The Agreements have a two-year term and are subject to automatic renewal for successive periods of one year unless either we or the counterparties give the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Agreements with our current and former Chief Executive Officers provide for base compensation of $150,000. We also have a separate Agreement with our President that provides for a base annual salary of $24,000. The compensation payments are payable in bi-weekly installments. In the event any of the payments are not made within 30 days of the due date, they accrue interest at the rate of 10% per annum.

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Each of the foregoing Agreements contain customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all the work produced by the counterparties, which is created, designed, conceived or developed by them in the course of their employment under the Agreements belong to us. Effective January 1, 2018, the Agreements were modified to remove the conversion right provisions. On February 15, 2019 the Executive Management Consulting Agreement with our former Chief Executive Officer was terminated by mutual agreement.

During the three months ended September 30, 2019 and 2018 we recorded interest accruals of $694 and $5,736, respectively, related to the contracts. During the nine months ended September 30, 2019 and 2018 we recorded interest accruals of $7,179 and $7,976, respectively, related to the contracts.

Note 4. Notes Payable

Notes payable to unrelated third parties amounted to $10,986 at September 30, 2019 and $33,000 at December 31, 2018 with interest rates of 2% and 7% per annum, respectively. The note in the amount of $10,986 at September 30, 2019 is past due and is, therefore, in default. The other notes were issued in August and December of 2018 aggregating $15,000. On March 7, 2019, the lender agreed to convert the $15,000 in loan principal into shares of our common stock at a conversion price of $0.08 per share resulting in an issuance of 187,500 shares during the quarter ended June 30, 2019. The lender also agreed to waive all interest due on the loans. During the nine months ended September 30, 2019, the Company repaid $7,014 pertaining to these notes.

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

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

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

We valued the derivative liability at estimated fair market value and at the end of each accounting period. The difference in value is recognized as gain or loss in the statement of operations.

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

Note 6. Long-term Debt

On June 4, 2019 (the “Closing Date”), we entered into and closed a Securities Purchase Agreement (the “SPA”) with Pride Partners LLC (the “Purchaser” or “Pride”), a New York limited liability company, pursuant to which for a purchase price of $500,000, the Purchaser purchased $550,000 in principal amount of a 10% Original Issue Discount Senior Convertible Debenture (the “Debenture”) due 15 months following the date of issuance and an 18 month common stock purchase warrant (the “Warrant”) exercisable for up to 6,250,000 shares (subject to adjustment thereunder) of our common stock.

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Subject to earlier conversion or redemption, the Debenture is due on June 4, 2020 (the “Maturity Date”). At any time after June 4, 2019, the Debenture is convertible, in whole or in part, into shares of common stock (the “Conversion Shares”) at the option of the holder, at any time and from time to time (subject to a 4.99% beneficial ownership limitation). If, on the Maturity Date, the outstanding principal balance of the Debenture is $50,000 or less, the Debenture, including all accrued and unpaid interest then due thereon, is automatically convertible into common stock. Subject to adjustment, the per share conversion price for the Debenture on any conversion date is the lesser of (i) $0.1069 or (ii) 85% of the lowest single trading date volume weighted average price for our Common stock during the 5 trading days prior to the conversion date. No later than the earlier of (i) 2 trading days after our receipt of a notice of conversion and (ii) the number of trading days comprising the standard settlement period after our receipt of a notice of conversion, we are required to deliver Conversion Shares which, when permitted under applicable securities laws, will be delivered free of restrictive legends and trading restrictions. In the event that we fail to deliver Conversion Shares by the applicable delivery date, the holder may rescind such conversion until such time that the Conversion Shares are received by the holder. Our failure to timely deliver Conversion Shares subjects us to the payment of liquidated damages to the holder as well as buy-in liability under circumstances where the holder is required to purchase Common Stock in the open market in satisfaction of a sale by the holder of Conversion Shares which the holder was entitled to receive. We are required to reserve and keep available from our authorized and unissued shares of Common Stock a sufficient number of shares to cover conversions of the Debenture. The number and amount of Conversion Shares issuable upon conversion is subject to adjustment in the event of stock splits and stock dividends. The Debenture also provides for full ratchet anti-dilution price adjustments under circumstances where, during the term of the Debenture, we issue Common Stock or common stock equivalents, exclusive of certain exempt issuances, at prices below the then applicable Debenture conversion price. The Debenture further provides for adjustments in the event of certain rights offerings, pro rata distributions to shareholders and fundamental transactions. The Debenture is subject to optional redemption by us, for cash, in whole or in part, upon 20 trading days prior written notice by us but only in the event, unless waived by the holder, we satisfy certain equity conditions (as such term is defined in the Debenture) during such 20 trading day period. Penalty interest is payable by us if we fail to effect an optional redemption by the applicable optional redemption date. The Debenture subjects us to negative covenants while the Debenture is outstanding.

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

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our condensed consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

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

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

The balance of $462,887 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debenture would be settled subsequent to the Company’s Series B preferred stock as described in Note 1.

On August 27, 2019, the Company entered into Amendment No. 1 to Securities Purchase Agreement, Debentures and Registration Rights Agreement (the “Amendment”) with Pride. Pursuant to the terms of the Amendment, Pride agreed to purchase an additional $220,000 in principal amount of 10% Original Issue Discount Senior Convertible Debenture for $200,000 in cash, $100,000 of which was paid at signing of the Amendment and the remaining $100,000 of which was paid on September 16, 2019. As a result of this additional investment, the Company amended the currently outstanding 10% Original Issue Discount Senior Convertible Debenture that was issued to Pride on June 4, 2019 to increase the face value of the debenture from $550,000 to $770,000. No additional warrants were included in the amended agreement.

We valued the conversion features of the additional Debenture at $237,149 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 1 year to maturity, risk free interest rate of 1.75% and annualized volatility of 303.7%. $200,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible debenture and is being amortized over the remaining term of the convertible debenture. The balance of $37,149 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

During the period from August 14, 2019 to September 30, 2019 the Purchaser exercised an aggregate of 1,405,000 shares of common stock pursuant to the exercise provisions of the Warrant. The company received an aggregate of $51,569 as a result of the Warrant exercises.

During the period from July 25, 2019 to August 14, 2019 the Purchaser converted an aggregate of $21,910 of the Debenture into an aggregate of 427,500 shares of common stock. The company recognized $18,925 of interest expense related to the write-off of discounts related to the conversion amounts.

A summary of the derivative liability associated with the SPA for the period ended September 30, 2019 is as follows:

	Convertible
	Debenture	Warrant	Total

Initial valuation	$469,956	$492,931	$962,887
Additional funding	237,149		237,149
Warrant exercises		(65,991)	(65,991)
Debenture conversions	(24,137)		(24,137)
Change in derivative value	573,392	(80,991)	492,401
Balance at September 30, 2019	$1,256,360	$345,949	$1,602,309

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Note 7. Stockholders’ Equity

Common Stock

On January 25, 2019, we entered into and closed a securities exchange under a Securities Exchange Agreement (the “Securities Exchange Agreement”) with LGBT Loyalty LLC (“LGBT Loyalty”) and Maxim Partners, LLC (“Maxim”), pursuant to which we acquired all of the membership interests of LGBT Loyalty, making LGBT Loyalty a wholly owned subsidiary of ours, in exchange for 120,959,996 shares (the “Shares”) of our restricted common stock and one share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Shares issued to Maxim represented, upon issuance, 49.99% of our then issued and outstanding shares of common stock. On March 29, 2019 an additional 8,598,578 shares were issued to Maxim for the conversion of the Series A Convertible Preferred Stock. LGBT Loyalty has no assets, liabilities nor operations at the exchange date, therefore, the value ascribed to the issued stock ($388,675) has been charged to operations as expenses of the merger.

Effective February 20, 2019 we issued an aggregate of 750,000 shares of restricted common stock to a consultant in accordance with a service contract that provided for a 250,000 share stock grant and the exercise of 500,000 stock options in exchange for the cancellation of $5,000 then outstanding accounts payable due to the consultant for prior services.

During the nine months ended September 30, 2019 we issued an aggregate of 3,000,000 shares of restricted common stock to three unrelated individuals in accordance with their appointment as directors of the Company.

Effective March 26, 2019 we issued an aggregate of 8,600,298 shares of our restricted common stock pursuant to the automatic exercise of warrants issued to two current and prior company officers on January 25, 2019. The warrants were issued in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018.

During the period ended September 30, 2019 we issued 2,000,000 shares of common stock in connection with consulting agreements with two unrelated entities. The shares were valued at the respective trading prices of our common stock on the dates the agreements were signed.

On June 26, 2019 we issued 187,500 shares of restricted common stock in connection with the conversion of notes payable as described in Note 4 above.

During the quarter ended September 30, 2019 we issued an aggregate of 1,832,500 shares of common stock to Pride as described in Note 6. Also during the quarter ended September 30, 2019 we issued 16,794 shares and 734,918 shares of common stock to a Series B Preferred Stock investor for accrued dividends and conversion of 25,000 shares of the Series B Preferred Stock.

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

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

The stated value of each share of Series B Convertible Preferred Stock for purposes of conversions and dividends is $1.15 (the “Conversion/Dividend Stated Value”). The stated value of each share of Series B Convertible Preferred for purposes of redemptions is $1.35 (the “Redemption Stated Value”). On April 3, 2019 we received an aggregate of $125,000 from the issuance of 125,000 shares of the Series B Convertible Preferred Stock. Each $25,000 of the preferred stock is convertible into $28,750 worth of common stock. The discount between the $28,750 and $25,000 for each $25,000 investment has been recognized and amortized. Additionally, the Preferred Stock contains a Beneficial Conversion Feature (BCF) that has been recognized. The BCF is the difference between the conversion price and the market price at inception multiplied by the number of common shares into which the Preferred Stock is convertible. The BCF is also treated as a discount on the Preferred Stock, which is amortized over the life of the instrument. Amortization of the discount will continue through April 3, 2021 and amounted to $50,913 for the period ended September 30, 2019. Subject to earlier conversion or redemption, the Series B Preferred Stock will automatically convert into fully paid and non-accessible shares of our common stock 24 months following the date of issuance of such Series B Preferred Stock without any action or payment required on the part of the holder of the Series B Convertible Preferred Stock. Subject to a floor price limitation of $0.03 per share, the automatic conversion price to which the Conversion/Dividend Stated Value will be applied will be the lower of (i) $0.10 per share of common stock; or (ii) a 20% discount to the lowest volume weighted average price (“VWAP”) for our common stock on our principal trading market during the five (5) trading days immediately prior to the automatic conversion date.

In September 2019, a Series B investor converted 25,000 shares of Series B Preferred Stock for 734,918 shares of common stock.

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Series C Convertible Preferred Stock

On June 3, 2019 we filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C COD”) with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series C Convertible Preferred Stock (“Series C Preferred Stock”) and authorized the issuance of up to 129,559 shares of Series C Preferred Stock. On the Closing Date, all of the 129,559 shares of Series C Preferred Stock were issued to Pride, the assignee of Maxim. On June 4, 2019 we entered into a Securities Exchange Agreement with Maxim (the “Holder”) pursuant to which the Holder exchanged 129,558,574 shares of Common Stock for 129,559 shares (the “Exchange Shares”) of our Series C Preferred Stock (the “Share Exchange”). At the request of the Holder, the Exchange Shares were issued to Holder’s assignee. The Series C Preferred Stock has no voting or other rights other than the right to receive dividends on a pari passu basis with holders of our Common Stock, the right to receive assets in the event of liquidation, dissolution or winding up on a pari passu basis with holders of our Common Stock and the right to convert into common stock. The stated value of each share of Series C Convertible Preferred for purposes of conversions is $1,000 (the “Stated Value”).

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

Deferred Officer Compensation

We recorded $152,644 and $141,293 of amortization of deferred officer compensation during the periods ended September 30, 2019 and 2018, respectively. The 2019 amount includes the full amortization of the remaining balance due under the now terminated Executive Management Consulting Agreement with our former Chief Executive Officer.

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

Note 8. Options and Warrants

The following is a summary of stock options issued pursuant to the 2012 Equity Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding January 1, 2019	6,300,000	$0.0049	2.4	-
Granted	-	$-	-	-
Exercised	500,000	$0.01	-	-
Cancelled	-	$-	-	-
Outstanding September 30, 2019	5,800,000	$0.0045	1.7	$-
Exercisable September 30, 2019	5,800,000	$0.0045	1.7	$-

There was no stock based compensation expense for options for the periods ended September 30, 2019 and 2018. There will be no additional compensation expense recognized in future periods.

On January 25, 2019 we issued warrants to two Company executives in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018. The warrants were fully exercised as described in Note 7 above.

On June 4, 2019 we issued a warrant to purchase an aggregate of 6,250,000 shares of our common stock. The warrant is exercisable through December 4, 2020. The exercise price per share of Common Stock under this Warrant shall be the lesser of (i) $0.0855, or (ii) 75% of the lowest single trading day closing price during the five trading days prior to the exercise date. During the period from August 14, 2019 to September 30, 2019 the Purchaser exercised an aggregate of 1,405,000 shares of common stock pursuant to the exercise provisions of the Warrant. The company received an aggregate of $51,569 as a result of the Warrant exercises.

Note 9. Subsequent Events

Management has evaluated all activity up to November 14, 2019 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

LGBTQ Loyalty Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 and 2018

(Unaudited)

On October 14, 2019 the Company entered into that certain Amendment No. 2 to Securities Purchase Agreement, Debentures and Registration Rights Agreement (the “Second Amendment”) with Pride. Pursuant to the terms of Amendment. Pride agreed to purchase an additional $330,000 in principal amount of 10% Original Issue Discount Senior Convertible Debenture for $300,000 in cash, $100,000 of which was paid at signing of the Second Amendment, $100,000 will be paid on or prior to November 14, 2019, and the remaining $100,000 will be paid on or prior to December 14, 2019. As a result of this additional investment, the Company amended the currently outstanding 10% Original Issue Discount Senior Convertible Debenture that was issued to Pride on June 4, 2019 and amended on August 27, 2019 to increase the face value of the debenture from $770,000 to $1,100,000 (provided that if Pride fails to make the second $100,000 or third $100,000 payment, the face value of the debenture will be reduced by $110,000 for each missed payment). As of November 14, 2019, the Company has received $200,000 pursuant to the Amendment.

Pursuant to the terms of the Second Amendment, the shares of common stock underlying the additional $330,000 in principal amount of 10% Original Issue Discount Senior Convertible Debenture (the “Additional Underlying Shares”) are not subject to the registration rights agreement entered into between the parties on June 4, 2019, but the Company has granted certain demand registration rights to Pride in connection with the Additional Underlying Shares.

Effective October 21, 2019 a Series B Preferred Stock investor notified the Company of intent to convert 25,000 shares of the Series B Preferred Stock into common stock. The Company has authorized the issuance of 731,031 shares of common to the investor stock pursuant to the conversion request.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Business Overview

On January 25, 2019, we entered into and closed a Securities Exchange Agreement (the “Securities Exchange Agreement”) pursuant to which LGBT Loyalty LLC (“LGBT Loyalty”) became a wholly owned subsidiary of ours. Through LGBT Loyalty, we intend to create, establish, develop, manage and fund an LGBTQ Loyalty Preference Index (the “Index”). On October 30, 2019, we launched the LGBTQ100 ESG Index through our wholly-owned subsidiary, Loyalty Preference Index, Inc., The environmental, social and governance (“ESG”) Index is the first-ever Index that references LGBTQ community survey data in the methodology for a benchmark listing of the nation’s highest financially performing companies that our respondents believe are most committed to advancing equality. We believe that the news marks a significant moment in time for diversity and inclusion initiatives in financial markets and Corporate America as the Index is available on NYSE, Bloomberg and Thomson Reuters.

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

Our Products

Effective October 30, 2019, we officially launched the LGBTQ100 ESG Index. The Index, which will be reconstituted annually, is comprised of 100 LGBTQ equality-driven companies from the nation’s top 500 publicly traded companies based on our surveys. The LGBTQ100 ESG Index will maintain industry sector grouping whereby each sector can represent up to 25% in the weighting calculation. Details on the Index composition criteria include company securities that (a) nurture and promote equality in the workplace for employees across genders and sexual orientations; (b) maintain a strong track record of loyalty and brand awareness among millions of LGBTQ community members in the United States; and,(c) possess a record of consistently strong financial performance.

The survey provides the ESG Index with added significance for corporate and financial sectors by tapping a nationally representative respondent base of LGBTQ self-identified adults from across the United States. Adult respondents were asked about their attitudes and behaviors toward companies as well as alignment with their personal values and issues critical to the LGBTQ community.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of September 30, 2019, we have incurred accumulated losses of $8,092,081 and working capital deficit of $672,961. To date we have funded our operations through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Results of Operations

Three months ended September 30, 2019, compared with the three months ended September 30, 2018

Revenues for the three months ended September 30, 2019 and 2018 were $748 and $525, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. These revenues are derived from a legacy business.

There were no costs associated with the revenue for the quarters resulting in gross profits for the three months ended September 30, 2019 and 2018 of $748 and $525 (100%), respectively.

We had net losses of $1,106,026 and $258,619 for the three months ended September 30, 2019 and 2018, respectively.

The following is a breakdown of our selling, general and administrative expenses for the three months ended September 30, 2019 and 2018:

	Three months Ended September 30,
	2019	2018	Difference	% Change
Personnel costs	$119,608	$85,412	$34,196	40.0%
Professional fees	36,606	79,797	(43,191)	(54.1)%
Travel and entertainment	58,197	428	57,769	*
Consulting expense	336,300	52,460	283,840	541.1%
Stock related expenses	38,741	-	38,741	*
Marketing and promotion	31,989	-	31,989	*
Rent	13,670	-	13,670	*
Other expenses	46,800	891	45,909	*
	$681,911	$218,988	$462,923	211.4%

*	Denotes an amount greater than 1,000%

Personnel costs during the quarter ended September 30, 2019 consisted principally of $76,295 of salaries paid or accrued for our executive officers and $43,313 of amortization of deferred compensation. Personnel costs during the quarter ended September 30, 2018 consisted principally of $43,500 of salaries accrued for our chief executive officer and president, $41,912 of amortization of deferred compensation.

Professional fees decreased primarily due to the timing of audit related costs and fees associated with our filings with the US Securities and Exchange Commission.

Travel expenses increased as a result of costs associated with increased business activity and financing efforts.

Consulting expenses during the quarter ended September 30, 2019 consisted principally of costs paid or accrued pursuant to development of the LGBTQ Loyalty Preference Index. Consulting expenses during the quarter ended September 30, 2018 consisted principally of $37,500 of costs accrued for our former chief executive officer, $7,326 of amortization of deferred compensation and outside contractor costs of $7,633.

All of our other operating costs were not significant in the aggregate.

We had operating losses of $681,263 and $218,463 for the three months ended September 30, 2019 and 2018, respectively.

Interest expense of $199,170 is primarily related to the increase in our Convertible Debenture issued to a lender that was obtained during the quarter ended September 30, 2019 amounting to $57,149. Additionally, recorded amortization of discounts during the period amounting to $121,569.

Nine months ended September 30, 2019, compared with the nine months ended September 30, 2018

Revenues for the nine months ended September 30, 2019 and 2018 were $2,812 and $2,119, respectively. Revenues for both periods were derived primarily from the sale of sports apparel and health and fitness products. These revenues are derived from a legacy business.

There were no costs associated with the revenue for the quarters resulting in gross profits for the nine months ended September 30, 2019 and 2018 of $2,812 and $2,119 (100%), respectively.

We had net losses of $4,183,007 and $637,453 for the nine months ended September 30, 2019 and 2018, respectively.

The following is a breakdown of our selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018:

	Nine months Ended September 30,
	2019	2018	Difference	% Change
Personnel costs	$1,017,275	$297,238	$720,037	242.2%
Professional fees	215,967	105,030	110,937	105.6%
Travel and entertainment	88,377	10,827	77,550	716.3%
Consulting expense	413,755	147,813	265,942	179.9%
Stock related expenses	65,307	500	64,807	*
Merger costs	388,675	-	388,675	*
Marketing and promotion	41,739	-	41,739	*
Rent	17,894	255	17,639	*
Other expenses	59,547	3,161	56,386	*
	$2,308,536	$564,824	$1,743,712	308.7%

*	Denotes an amount greater than 1,000%

Personnel costs during the nine months ended September 30, 2019 consisted principally of $240,500 of salaries paid or accrued for our executive officers, $152,644 of amortization of deferred compensation and $624,150 related to the value of shares issued and accrued for director compensation. Personnel costs during the nine months ended September 30, 2018 consisted principally of $130,500 of salaries accrued for our chief executive officer and president, $166,738 of amortization of deferred compensation.

Professional fees increased primarily due to the timing of audit related costs and fees associated with the Securities Exchange Agreement with LGBT Loyalty LLC and completion of debt financing agreements.

Travel expenses increased as a result of costs associated with Securities Exchange Agreement with LGBT Loyalty LLC., increased business activity and financing agreements.

Consulting expenses during the nine months ended September 30, 2019 consisted principally of $18,750 of costs paid or accrued for our former chief executive officer, $22,705 of amortization of deferred compensation and of $226,000 costs paid or accrued pursuant to development of the LGBTQ Loyalty Preference Index. Consulting expenses during the nine months ended September 30, 2018 consisted principally of $112,500 of costs accrued for our former chief executive officer, $21,978 of amortization of deferred compensation. Additionally, we had $44,100 of costs associated with cash payments and common stock issued in connection with consulting contracts with third parties.

We incurred $388,675 of merger costs associated with the Securities Exchange Agreement with LGBT Loyalty LLC as a result of the issuance of 129,558,574 shares of our common stock.

All of our other operating costs were not significant in the aggregate.

We had operating losses of $2,305,824 and $562,855 for the nine months ended September 30, 2019 and 2018, respectively.

Interest expense includes $688,400 related to our Convertible Debenture and Warrants issued to a lender that was secured during the nine months ended September 30, 2019. Additionally, we accrued interest related to service contracts of $7,200 and $8,300 related to our Series B preferred stock. We recorded additional interest expense of $680,800 related to our convertible note payable to a third party. This note was fully converted to common stock during February 2019.

Interest and derivative expenses in 2018 are primarily related to a convertible note payable to a third-party lender that was secured during the nine months ended September 30, 2018. The note was fully converted to common stock during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of September 30, 2019, we had $14,093 in cash on hand. Our cash on hand as of September 30, 2019, together with the proceeds received and to be received from the Pride Second Amendment, will be sufficient to cover operating expenses and debt service requirements through December 2019.

As of September 30, 2019, we had a working capital deficit of $672,961 as compared to a working capital deficit of $634,686 at December 31, 2018.

During the nine months ended September 30, 2019 and 2018, operations used cash of $846,796 and $53,734, respectively.

During the nine months ended September 30, 2019 we purchased $2,000 of office furniture and equipment and expended $47,500 for website development.

During the nine months ended September 30, 2019 and 2018, net cash provided by financing activities was $869,481 and $53,599, respectively.

We received $125,000 in proceeds from the issuance of Series B Convertible Preferred Stock (Note 7) and $700,000 in proceeds from the issuance of Convertible Debentures during the nine months ended September 30, 2019 (Note 6).  We also received $51,569 from the exercise of warrants. We received $42,000 in proceeds from notes payables and $10,000 from the sale of common stock during the nine months ended September 30, 2018.

Additionally, we received net amounts of $650 of cash advances from our chief executive officer and net amounts of $2,950 of cash advances from a director and shareholders during the nine months ended September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Other than what has previously been disclosed in public filings, there are no new sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At September 30, 2019 the outstanding balance was approximately $10,986.

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

LGBTQ LOYALTY HOLDINGS, INC.

November 14, 2019	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGBTQ LOYALTY HOLDINGS, INC.

November 14, 2019	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

