Form 10-K
period 2019-12-31
LGBTQ Loyalty Holdings, Inc.
filed 2020-05-14
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]

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

As of June 30, 2019, there were 162,920,724 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 70,985,881 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was approximately $6,921,123 as of June 30, 2019, based on the closing price of $0.0975 per share of the common stock on June 30, 2019.

As of May 14, 2020, there were 186,335,476 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

On January 25, 2019, we entered into and closed a securities exchange under a Securities Exchange Agreement (the “Securities Exchange Agreement”) with LGBT Loyalty LLC, a New York limited liability company (“LGBT Loyalty”), and Maxim Partners, LLC (“Maxim”), pursuant to which we acquired all of the membership interests of LGBT Loyalty, making LGBT Loyalty a wholly owned subsidiary of ours, in exchange for 120,959,996 shares of our restricted common stock and one share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The common stock issued to Maxim represented, upon issuance, 49.99% of our then issued and outstanding shares of common stock. Effective March 26, 2019, the share of Series A Convertible Preferred Stock was converted into 8,598,578 shares of our common stock.

Effective April 25, 2019, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Charter Amendment”) with the Delaware Secretary of State to change our name from LifeApps Brands Inc. to LGBTQ Loyalty Holdings, Inc. The form of and filing of the Certificate of Amendment was approved by our Board of Directors.

On June 3, 2019 we filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C COD”) with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series C Convertible Preferred Stock (“Series C Preferred Stock”) and authorized the issuance of up to 129,559 shares of Series C Preferred Stock. On the Closing Date, all of the 129,559 shares of Series C Preferred Stock were issued to Pride Partners, LLC (“Pride”), the assignee of Maxim. On June 4, 2019 we entered into a Securities Exchange Agreement with Maxim (the “Holder”) pursuant to which the Holder exchanged 129,558,574 shares of Common Stock for 129,559 shares (the “Exchange Shares”) of our Series C Preferred Stock (the “Share Exchange”).

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”), we launched the LGBTQ100 ESG Index which references LGBTQ community survey data in the methodology for a benchmark listing of the nation’s highest financially performing companies that our respondents believe are most committed to advancing equality.

Our fiscal year end is December 31.

Unless the context indicates otherwise, all references in this Annual Report to “LifeApps®” “the Company,” “we,” “us” and “our” refer to LGBTQ Loyalty Holdings, Inc. and its subsidiaries, LifeApps Inc., Sports One Group Inc, LGBT Loyalty LLC and Loyalty Preference Index.

Executive Summary

Starting in the first half of 2019, we assembled a highly accomplished Board of Directors recognized for their advocacy and impact in the area of LGBTQ diversity and inclusion (D&I) to create the first-ever impact preference financial Index listed on the NYSE. Our team collaborated with one of the top Index Analysts to create a methodology to utilize financial big data and AI-driven analytics. The goal is to drive financial alpha returns by creating a financial tool that will help break barriers by capturing the voice of the LGBTQ community constituent as participants in the creation of a ground-breaking thematic financial Index listed as LGBTQ100.

We recognized a gap in Index solutions within the growing category of Environmental, Social and Governance (ESG) and how they measure a corporation’s compliance. We focused on LGBTQ diversity, inclusion and equality practices of leading corporations and specifically their commitment to advancing equality within the LGBTQ community. We found that these businesses were able to attract and retain the best talent and performed better in terms of earnings than their corporate peers. Our goal was to outperform other financial indices in terms of ROI and also outperform them in Return on Social Impact (ROSI); our endgame was to close the gap between companies and investors who measure their success purely around financial metrics along with companies that need to work harder to align with their equality driven constituents and improve their social equality policies and ESG compliance.

When we launched the LGBTQ100 on the New York Stock Exchange on October 30 of 2019, it became the first financial Index that embedded constituent preference data from the community including grading the top performing companies that have supported D&I, outwardly aligned their brand to support the LGBTQ community and screened well for ESG compliant practices.

The media reception and brand recognition achieved by the LGBTQ100 was extraordinary with expansive coverage by Bloomberg as well as other major financial outlets featuring how LGBTQ Loyalty Holdings had created and introduced the first impact preference index to achieve both financial performance and social impact. We are proud to report that our goal has been achieved with the LGBTQ100 outperforming the S&P 500 by over 2% since our listing on the NYSE and when back-tested over the past 11 years, our Index beats the S&P by over 20%.

As we move into 2020, our focus will be to build on this momentum and grow both revenues for our platform and Assets Under Management (AUM).

Business Overview

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating the first LGBTQ Loyalty Preference Index ETF (the “Index ETF”) to provide the LGBTQ community with the power to influence the allocation of capital within a financial Index ETF based upon LGBTQ consumer preferences. The Index ETF is intended to link the growing economic influence of the LGBTQ community and their allies with many of the top Fortune 500 companies that support and implement diversity, inclusion and equality policies within their organizations. The incorporation of diversity and inclusion in a company’s recruitment and human resource policies is becoming a key concern to investors as part of their growing focus on ESG allocations. Our data and analytics unequivocally reinforce that corporations that have embraced diversity and inclusion policies within their corporate culture perform at a higher level financially than their peers. This includes advancing a more invigorated workforce that attracts and retains the best talent. Innovation and agility have been identified as great benefits of diversity, and there is an increasing awareness of what has come to be known as ‘the power of difference’.

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the highly regarded licensed Fund Adviser ProcureAM, a wholly owned subsidiary of Procure Holdings, LLC., which is through our platform service agreement (“PSA”), and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The Fund earns management fees based on assets under management (“AUM”) and is expected to launch in Q3- 2020 on the NASDAQ.

LGBTQ Loyalty has generated an abundance of media coverage for our premier LGBTQ Index product with the launch and listing on NYSE of the LGBTQ100 ESG Index. The exclusive media launch with Bloomberg Media was instrumental in propelling the LGBTQ100 brand to center stage overnight in the financial sector. In addition, LGBTQ Loyalty was featured at the Inside ETFs Summit in early 2020 with Board Members, Barney Frank and Billy Bean speaking on the “The Power of Inclusion & Equality” for investors. Our media strategy objective is to lay the groundwork for additional high-profile positioning of the brand as we work to achieve the desired increased financial media coverage and growth in AUM valuation for our company and shareholders.

Our Products

Our mission is to build a sustainable and well recognized brand focused on unlocking the growing purchasing power of the LGTBQ community globally by offering a robust LGBTQ Index and core ETF portfolio that attracts key institutional investors and corporations.

At the nucleus of our LGBTQ Loyalty Preference Index is our partner-driven Crowd Preference Index Methodology (CPIM) which disrupts ESG investing. This is achieved through an elevated screening process of financial performance data and ESG standards and practices, whereby LGBTQ community data on diversity and inclusion compliance directly impacts corporate financial results and transparently identifies and recognizes high performance companies who have consistently outperformed the S&P 500 index or equivalent sector standards and norms.

We intend to extend the LGBTQ Loyalty Index brand with future plans to develop indices with a focus on the ‘Social’ component of ESG utilizing our proprietary financial slogan of “Advancing Equality” within other gender, minority interest groups.

Revenue

The Company focus in 2019 was to create and launch our first of many financial Index products through an equality driven thematic ESG screened and alpha performance benchmark. The Company achieved this through its LGBTQ100 ESG Index listing and performance on the NYSE starting on October 30, 2019. In 2020 our collective efforts and focus is to monetize and scale our model by capturing recurring revenue streams through our current financial Index product. Our goal is to accelerate our revenue pursuits through our partnership and licensed relationships to achieve a break-even point when we have secured AUM benchmarked against the LGBTQ100 Index in excess of $50,000,000.

We intend to introduce a new key partnered revenue source derived from Direct Index Licensing Fees generated by financial institutions and asset management companies for creating a product (e.g. , Index Funds, Structured Financial Products, Turnkey Asset Management Providers) based on or linked to the LGBTQ100 index. This includes fees to use the LGBTQ100 index to track the performance of funds or as benchmarks for actively managed portfolios. We plan to capture Data Subscriptions which could provide recurring subscription revenue from our LGBTQ Index. This includes ongoing and historical data and information generated by our wholly owned division Loyalty Preference Inc., and through our strategic partnerships for new potential financial equality-driven Indices.

New initiatives in 2020 include a plan to create ancillary revenue streams to complement and support this unique platform for the top 100 Equality driven Corporations in America represented in the LGBTQ100 Index. We believe our index will reward and elevate the status of those corporations that have adopted diversity and inclusion best practices, cared for their employees and positively impacted LGBTQ communities. Expert LGBTQ economists have repeatedly stressed the value of the LGBTQ brand loyalty to corporations. We consider the companies that best capture the spending trends and loyalty of the LGBTQ consumer will be better positioned for financial growth and success. Given the opportunity to link to the power and status generated between the LGBTQ community, these companies and their own workforce, we will launch a Partner Loyalty Program which includes benefits afforded to defined sponsorship tiers. The LGBTQ Loyalty Sponsorship is designed to attract the significant marketing dollars Fortune 500 companies are allocating to D&I programs with an opportunity to purchase LGBTQ Loyalty Sponsorship packages, including participation and brand exposure at planned conferences and events. Companies will be offered the opportunity to purchase LGBTQ Loyalty Sponsorship packages starting in Q2-2020.

Our initial investments in creating a high performing product with a well-recognized brand have been established. As we begin to move into planning for the post-COVID-19 world, we will now shift our efforts to cultivate new revenue stream opportunities while building AUM as we construct a profitable business platform.

We have achieved no revenues to date from our LGBTQ related operations and have been focused on building our product and achieving performance results and media branding over the course of the past twelve months. There are no assurances that can be given that we will achieve revenues or profitability in the future.

Business Strategy

Our business strategy is targeted to the estimated three trillion-dollar global purchasing power of the LGBTQ consumer demographic. More than nineteen million people identify themselves as LGBTQ in the US and four-hundred-fifty million globally while the LGBTQ community is composed of some of the most loyalty driven consumers in the world.

We believe that the LGBTQ demographic is one of the most highly sought-after economic groups in the world from corporate America down to the local business owner because of their higher median income and brand loyalty. What makes targeting and supporting this dynamic demographic even more extraordinary and rewarding is that friends, family, employers, employees, teachers, coaches and fans of our community so loyally support the brands, products and services that in turn support us. We further believe that this loyalty across the board is time tested, proven, growing and expanding and ultimately extremely rewarding to all that are embraced by the LGBTQ community. Connecting the world’s most supportive LGBTQ companies to the dynamic, loyal and ever-increasing spending power of the LGBTQ community is a consequential step forward for the LGBTQ movement and investment community.

Many Fortune 500 companies are directing more of their consumer advertising and promotional spend towards celebrating diversity and equality. Our long-term goal is to reinforce the financial performance of those Corporations as they foster and integrate LGBTQ equality practices through their Diversity and Inclusion policies as a cornerstone of their corporate culture. Our LGBTQ100 Index of the top 100 corporate constituents have already embraced and enacted this standard of Equality excellence. See our top LGBTQ100 Index constituents.

Competition

We created the first-ever LGBTQ Loyalty Preference Index. We have identified Pride Performance & Holdings issuer UBS, an entity which gives individuals an opportunity to invest in companies that support equality in the workplace for their lesbian, gay, bisexual and transgender employees, as a competitor. However, Pride Performance appears to focus mainly on the hiring of LGBTQ individuals and we do not see this as direct competition as our Index will be created through surveying and preferencing the top companies in the S&P 500 that best support and align with the LGBTQ community. To date no other financial index provider has focused on including the feedback from direct constituents in constructing an Index methodology that empowers the voice of the LGBTQ community.

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

Employees

As of December 31, 2019, we had a total of three employees, all of whom were full time employees. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

We have incurred significant losses since inception. As of December 31, 2019, we had an accumulated deficit of $9,077,614. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

An occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our services but our overall ability to react timely to mitigate the impact of this event. Also, it may substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 1,010,000,000 shares of capital stock consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of May 14, 2020, there were 186,335,476 shares of our common stock and 50,000 shares of our Series B Preferred Stock outstanding. There are 2,753,312 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, options to purchase 5,800,000 shares of our common stock are presently outstanding.

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

Market Information

On February 1, 2012, our common stock became listed for quotation on the OTC Bulletin Board, originally under the symbol “PTRV.” Our symbol changed to “LFAP” on September 12, 2012 in connection with our name change to “LifeApps Digital Media Inc.” and remained “LFAP” following our name change to “LifeApps Brands Inc.” and “LGBTQ Loyalty Holdings, Inc.”. Since December 7, 2012, our common stock has been quoted solely on the OTC Markets Group, Inc.’s marketplace.

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

	High	Low

March 31, 2020	$0.0560	$0.0083

December 31, 2019	$0.0910	$0.0201

September 30, 2019	$0.100	$0.0426

June 30, 2019	$0.2650	$0.0701

March 31, 2019	$0.168	$0.0025

December 31, 2018	$0.0075	$0.0026

September 30, 2018	$0.008	$0.0064

June 30, 2018	$0.0101	$0.006	0

March 31, 2018	$0.0151	$0.008	0

As of May 14, 2020 there were 185,335,475 shares of our common stock issued and outstanding, 8,885,000 shares issuable upon exercise of warrants and 5,800,000 shares issuable upon exercise of outstanding options. On that date, there were 37 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Securities

In October 2019, we issued an aggregate of 38,287 shares and 1,465,949 shares of common stock to two Series B Preferred Stock investors for accrued dividends and conversion of 50,000 shares of the Series B Preferred Stock.

In January 2020, we issued 220,817 shares of common stock to an individual pursuant to a consulting agreement.

In January 2020, we issued 6,441,593 shares of common stock to Beacon Media Holdings, LLC, in consideration of services under our management consulting agreement.

On February 12, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity (the “Purchaser”). Pursuant to the terms of the SPA, the Purchaser agreed to purchase from the Company, for a purchase price of $105,000, a 10% Convertible Note (the “Note”) in the principal amount of $115,500. The Note matures and becomes due and payable on November 11, 2020 and accrues interest at a rate of 10% per annum (increasing to 24% upon an event of default) while the Note remains outstanding. The Note, plus all accrued but unpaid interest and other amounts due on the Note, may be prepaid, at varying amounts, prior to the maturity date. The Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”) equal to the lower of: (i) the lowest closing price of the Common Stock during the preceding twenty (20) trading day period ending on the latest complete trading day prior to the issuance date of the Note (the “Closing Price”), (ii) $0.04, or (iii) 60% of the lowest traded price for the Common Stock on the principal market on which the Common Stock is then trading during the twenty (20) consecutive trading days on which at least 100 shares of Common Stock were traded including and immediately preceding the date of conversion. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

On March 10, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity. Pursuant to the terms of the SPA, the Purchaser agreed to purchase from the Company, for a purchase price of $75,000, a 10% Convertible Note (the “Note”) in the principal amount of $85,800. The Note matures and becomes due and payable on March 10, 2021 and accrues interest at a rate of 10% per annum (increasing to 22% upon an event of default) while the Note remains outstanding. The Note, plus all accrued but unpaid interest and other amounts due on the Note, may be prepaid, at varying amounts, at any time prior to the maturity date. The Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments by the Company relating to the Company’ securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

In March 2020, we issued 294,994 shares of common stock to two individuals in connection with a bridge loan provided to the Company.

In April 2020, we issued 90,216 and 958,333 shares of common stock to a Series B Preferred Stock investor for accrued dividends and conversion of 25,000 shares of the Series B Preferred Stock.

In April 2020, we issued an aggregate of 3,942,160 shares of common stock to seven individuals consisting of active and former Board of Directors members pursuant to monthly compensation as defined in the director compensation agreements. We issued an additional 1,000,000 shares to Orlando Reece in connection with his appointment to our Board of Directors.

Other than what has previously been disclosed in public filings, there are no new sales of unregistered securities.

All of the foregoing issuances of securities were made in reliance on Section 4(a)(2) of the Securities Act of 1933 as amended.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues for 2019 and 2018 were $3,337 and $2,574, respectively. Revenues were primarily from the sale of sports apparel and health and fitness products. We continue to have a limited number of apps in the Apple App store.

The following is a breakdown of our operating expenses for 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	Change $	Change %
Personnel costs	$1,499,585	$347,713	$1,151,872	331%
Consulting fees	734,403	218,532	515,871	236%
Legal and professional fees	733,960	160,226	573,734	358%
Merger costs	388,675	-	388,675	100%
Sales and marketing	50,147	-	50,147	100%
General and administrative	288,911	21,342	267,569	1254%
Depreciation and amortization	4,499	150	4,349	2899%
	$3,700,180	$747,963	$2,952,217	395%

Personnel costs include officer salaries, directors’ compensation and deferred officer compensation. The increase in personnel costs is primarily due to compensation associated with the formation of our board of directors in 2019. During the year ended December 31, 2019, personnel costs included $858,620 in non-cash compensation costs for officers and directors.

Consulting fees increased by $515,871 in 2019, primarily due to our expanded operations and efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF. During the year ended December 31, 2019, consulting fees included $339,750 in non-cash compensation costs for several consultants we engaged.

Legal and professional fees increased by $573,734 in 2019 due to our increased operations, including legal services, investor relations, filing fees and accounting and auditing services.

Merger costs represents expenses incurred upon the acquisition of LGBT Loyalty LLC in March 2019.

Sales and marketing expenses were $50,147 in 2019, which included advertising and marketing efforts as we initiated our new business plans.

General and administrative expenses increased by $267,569 in 2019 due to the increased activity in our operations, including travel, insurance and rent.

Depreciation and amortization expense was $4,499 in 2019, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	Change $	Change %
Interest expense	$(1,024,179)	$(124,358)	(899,821)	724%
Change in derivative liability	(430,458)	35,051	(465,509)	-1328%
	$(1,454,637)	$(89,307)	$(1,365,330)	1529%

Interest expense increased by $899,821 in 2019, primarily attributable to origination interest and amortization of debt discount in connection with our convertible debenture issuances in 2019.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $5,151,480 in 2019 as compared to $834,696 in 2018, primarily due to increased personnel costs, legal and professional fees, and other expenses in connection with our acquisition and financing activities.

Liquidity and Capital Resources

Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to obtain the necessary debt or equity financing, and generate profitable operations from the Company’s planned future operations. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned activities. There are no assurances that our plans will be successful. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our audit firm included an explanatory paragraph in their report regarding substantial doubt about our Company’s ability to continue as a going concern.

Working Capital

At December 31, 2019, we had current assets of $122,408 and current liabilities of $3,069,929, resulting in a working capital deficit of $2,947,521. At December 31, 2018, we had current assets of $41,503 and current liabilities of $752,358, resulting in a working capital deficit of $710,855. The increase in our working capital deficit was primarily due to the increase in our derivative liability, accounts payable and accrued salaries and consulting fees in 2019.

Cash Flows

	Year Ended
	December 31,
	2019	2018
Net cash used in operating activities	$(1,275,855)	$(63,775)
Net cash used in investing activities	(79,375)	-
Net cash provided by financing activities	1,327,510	103,599
Net increase (decrease) in cash	(27,720)	39,824

Net cash used in operating activities for 2019 was $1,275,855. This was primarily attributable to our net loss of $5,151,480, partially offset by non-cash expenses and losses of $2,769,154 and net cash provided by changes in operating assets and liabilities of $1,106,471. Net cash used in operating activities for 2018 was $63,775, primarily due to our net loss of $834,846, partially offset by non-cash expenses of $306,160 and net cash provided by changes in operating assets and liabilities of $464,911.

Net cash used in investing activities was $79,375 in 2019, primarily attributable to capitalized costs pertaining to the development of the LGBTQ100 ESG Index website. There were no investing activities during the year ended December 31, 2018.

Net cash provided by financing activities was $1,327,510 in 2019. We received $1,00,000 from the issuances of our convertible debenture with Pride, as well as net proceeds of $64,986 from additional promissory notes. We also received $125,000 from the issuance of our Series B preferred stock and $137,524 in proceeds from the exercise of warrants. In 2018, net cash provided by financing activities was $103,599, primarily attributable to a convertible note of $32,000 and sales of our common stock of $55,000.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of December 31, 2019, we have incurred losses of $9,077,614. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Our financial instruments consist of cash and cash equivalents, other current assets, payables, accruals and notes payable. The carrying values of these amounts approximate fair value because of the short-term maturities of these instruments.

Intangibles

Intangibles, which include website development costs, databases acquired, internet domain name costs, and customer lists, are being amortized over the expected useful lives which we estimate to be three to five years. In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register internet domain names were capitalized.

Website and Software Development Costs

Website and software costs are eligible for capitalization under ASC 350-50 and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed. These amounts are included in the consolidated balance sheets. Amortization of these costs will begin when the website becomes active.

Derivative Financial Instruments:

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505, Equity. The fair value of the option or warrant issued or (committed to be issued) is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock or stock award on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

Haynie & Company has been our audit firm ever since January 2018.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, for the reasons set forth below under “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s executive officers and directors as of May 14, 2020.

Name	Age	Title	Date of Appointment as a Director

Robert A. Blair Brian Neal Eric Sherb	55 40 33	Chief Executive Officer President Chief Financial Officer	December 19, 2017 n/a August 1, 2019
Lawrence Patrick Roan	60	Director	September 15, 2018
Barney Frank	79	Director	March 8, 2019
William (“Billy”) D. Bean	55	Director	March 8, 2019
Martina Navratilova	62	Director	March 25, 2019
Robert Tull	67	Director	April 18, 2019
Orlando Reece	52	Director	March 10, 2020

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

Brian Neal

Brian Neal owned and operated personal training studios and gyms successfully in Atlanta, Georgia and Fort Lauderdale, Florida as a premier LGBTQ fitness leader and instructor. Mr. Neal founded a 501-c3 Fitness & Health Foundation to support LGBTQ community members suffering with HIV/AIDS by providing complimentary gym memberships, personal trainers, nutrition classes, yoga classes and life coaching to ensure these community members could fight HIV/AIDS with a healthy lifestyle and a support group that would encourage and support their efforts. In 2007, Mr. Neal co-founded Multimedia Platforms, Inc. which became one of the largest LGBTQ media companies in the United States. Mr. Neal brings nearly 15 years of working within the LGBTQ community and is recognized as a pioneer in the LGBTQ digital sector. Mr. Neal is 40 years old and resides in Las Vegas, Nevada with his life partner of 15 years.

Eric Sherb

Mr. Sherb has been a Certified Public Accountant since May 2011. He founded EMS Consulting in 2018 which provides CFO services and accounting advisory services for both private and public entities. From March 2015 to October 2018, Mr. Sherb was a Senior Manager at CFGI, with roles including audit readiness, IPO readiness, technical accounting and M&A advisory. He has several years of experience within the OTC and NASDAQ capital markets. Eric has a Bachelor of Business Administration degree in accounting and Finance from Emory University.

Lawrence Patrick Roan, Director

Lawrence Patrick Roan has been a National Account Manager for Poly Print Packaging Company since February 2018. From April 2008 until September 2016, Mr. Roan served as a National Account Manager for Ultra Flex Packaging Company in their consumer packaging division. He has over twenty years of sales and marketing experience in the commercial printing and consumer packaging business. Mr. Roan was previously with Exopack, LLC, as a National Account Manager for their consumer plastics business. He managed high volume national accounts as well as key developmental market accounts, and was responsible for transitioning customers with multiple manufacturing sites throughout the U.S. He is a graduate of the University of Iowa and resides in Iowa. We believe that Lawrence Roan is qualified to serve on our board of directors based upon his management experience.

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

Robert Tull, Director

A leading figure in the ETF market since 1996, Mr. Tull played a critical role in the launch of the first ETFs that provided access to international, country-specific indexes. Mr. Tull was a key member of the American Stock Exchange’s New Products division, overseeing product and index development and consulting to many companies within the domestic ETF marketplace, as well as several traditional mutual fund managers. He has engineered ETF development in 17 country-specific ETFs known as the World Equity Benchmark Shares (WEBS) and later rebranded iShares after the sale of WEBS to BGI in 1999. Mr. Tull served as a Vice President of the Amex from 2000 to 2005. Prior to joining the Company, during the period from October 1, 2005 until February 2018 he was an outsourced COO for five ETF issuers and employed as a COO by GlobalShares an ETF issuer with roots in South Africa. Mr. Tull is a named inventor on multiple financial products and currently has a pending patent at the USPTO for non-transparent ETFs. We believe Mr. Tull is qualified to serve on our Board of Directors based upon his industry and management experience.

Orlando Reece, Director

As Chief Executive Officer for Pride Media, Orlando Reece is the steward of the world’s largest media company dedicated to serving the LGBTQ+ community. He is responsible for expanding brands like The Advocate and Out beyond their print titles into digital, social and events while maximizing revenue growth across all of the company’s businesses units. His strategic vision for the company focuses on three pillars: great creative content, innovative use of technology and expanding the brands to a larger audience with a “queer” lens. Prior to taking on the CEO role, he served as the Chief Revenue and Marketing Officer growing revenue over 26%. Before joining Pride Media, Orlando was a co-founder and the Chief Operating Officer of Swoup, a fast-growing shopping and saving mobile app. He played a key role in growing the app’s user base and developing the state-of-the-art app, which allows consumers to save money on everyday purchases and repurpose the saved money for higher education expenses, charitable donations, savings and retirement. Throughout his career, Orlando has developed a reputation for transforming and disrupting business models at major media and entertainment companies, with a proven history of success in corporate growth, revenue maximization, strategic planning and cross-media sales and marketing. We believe Mr. Reece is qualified to serve on our Board of Directors based upon his industry and management experience.

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

Board of Directors and Corporate Governance

Our Board of Directors consists of seven members, Robert A. Blair, Lawrence P. Roan, Barney Frank, Billy Bean, Martina Navratilova, Robert Tull and Orlando Reece.

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

Five of our current directors, Barney Frank, Billy Bean, Martina Navratilova, Robert Tull and Orlando Reece are “independent” directors as that term is defined by the listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards for audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written Code of Ethics. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our Chief Executive Officer, c/o LGBTQ Loyalty Holdings, Inc., 2435 Dixie Highway, Wilton Manors, FL 33305.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2019 and 2018 to all individuals that served as our principal executive officers.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Blair, CEO, Director	2019	150,000	-	24,391	-	-	-	-	174,391
	2018	150,000	-	6,600	-	-	-	-	156,600

Brian Neal, President	2019	24,000	-	-	-	-	-	36,000	60,000
	2018	24,000	-	167,113	-	-	-	-	191,113

Eric Sherb, CFO	2019	20,000	-	28,000	-	-	-	-	48,000

Outstanding Equity Awards at December 31, 2019

As of December 31, 2019, there were 1,000,000 warrants issued to our named executive officers.

Director Compensation

During the year ended December 31, 2019, we incurred a total of $826,134 in directors’ compensation, including $805,300 in issued stock awards. In 2019, we issued an aggregate of 5,000,000 shares of common stock to five board of director members. Additionally, we issued an aggregate of 7,000,000 warrants to purchase shares of common stock to seven board of director members, including our chief executive officer who serves on the board. We did not compensate our directors for serving as such during the year ended December 31, 2018.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock, our only outstanding class of voting stock, known by us as of May 14, 2020, by:

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

Unless otherwise noted, the address of each person below is c/o LGBTQ Loyalty Holdings, Inc., 2435 Dixie Highway, Wilton Manors, FL 33305.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Beneficial Owners
Robert Gayman	9,792,108	(3)	5.3%
3042 Soft Horizon Way
Las Vegas, NV 89135

Directors and Executive Officers
Robert A. Blair	3,661,374	(6)	2.0%
Brian Neal	55,109,458	(4)	29.6%
Lawrence P. Roan	14,315,899	(5), 6)	7.7%
Barney Frank	2,000,000	(6)	1.1%
Billy Bean	2,661,374	(6)	1.4%
Martina Navratilova	2,661,374	(6)	1.4%
Robert Tull	2,648,333	(6)	1.4%
Orlando Reece	1,148,174		0.6%

All directors and executive officers as a group (7 persons)	84,205,985		45.2%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 14, 2020, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages based upon 186,335,576 shares of common stock outstanding as of May 14, 2020.

(3)	Includes 3,990,840 shares of common stock issued effective March 26, 2019 upon the exercise of Management Warrants owned by Mr. Gayman. The Management Warrants owned by Mr. Gayman were issued in connection with the cancellation of an aggregate of $161,629.

(4)	Includes 4,609,458 shares of common stock issued effective March 26, 2019 upon the exercise of Management Warrants owned by Mr. Neal. The Management Warrants owned by Mr. Neal were issued in connection with the cancellation of an aggregate of $186,683 in compensation and interest due by us to Mr. Neal and Robert A. Blair through and including December 31, 2018.

(5)	Includes 3,000,000 shares underlying 3,000,000 presently exercisable stock options.

(6)	Includes 7,000,000 shares underlying 7,000,000 presently exercisable stock warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	5,800,000	0.0045	2,753,312
Equity compensation plans not approved by securities holders	—	—	—

TOTAL	5,800,000	0.0045	2,753,312

As of December 31, 2018, we have 5,800,000 outstanding stock options under the 2012 Plan issued to employees and consultants to purchase an aggregate of 5,800,000 shares of our common stock. During the year ended December 31, 2019, 500,000 options were exercised and no options were canceled. During the year ended December 31, 2018 an aggregate of 10,946,688 options were exercised and no options were canceled.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

2012 Equity Incentive Plan

The Board of Directors and stockholders owning a majority of our outstanding shares adopted the 2012 Equity Incentive Plan (the “2012 Plan”) on September 10, 2012. A total of 20,000,000 shares of our common stock were reserved for issuance under the 2012 Plan, 5,800,000 of which were issued and outstanding at December 31, 2019 and 11,446,688 of which have been exercised. If an incentive award granted under the 2012 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Plan.

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

In connection with the March and April 2019 appointments of Barney Frank, Billy Bean, Martina Navratilova, Robert Tull and LZ Granderson (former member) to our Board of Directors, we issued 1,000,000 shares of our restricted common stock to each of them. We also agreed to pay each of them an annual fee of $25,000 for serving as a Director, payable in monthly installments. As of December 31, 2019, an aggregate of 1,358,382 shares of common stock are issuable pursuant to the monthly fees under the director compensation agreements. We also granted each of them the right to participate in the commission program we intend to establish with respect to direct (20% commission) and indirect (10% commission) sales related to our LGBT Loyalty Sponsorship Programs.

In December 2019, the Company issued an aggregate of 7,000,000 warrants to purchase common stock to the board of directors, and recognized $170,734 in compensation expense.

In March 2020, Orlando Reece joined the board in replace of LZ Granderson. We issued 1,000,000 shares of restricted stock to Mr. Reece in connection to joining.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fee Category	Fiscal year ended December 31, 2019	Fiscal Year Ended December 31, 2018

Audit fees (1)	$82,500	$42,900
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$82,500	$42,900

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended December 31, 2019 and 2018, were approved by our board of directors.

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

LGBTQ LOYALTY HOLDINGS, INC.

Dated: May 14, 2020	By:	/s/ Robert A. Blair
	Name:	Robert A. Blair
	Title:	Chief Executive Officer

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

LGBTQ LOYALTY HOLDINGS, INC.

Dated: May 14, 2020	By:	/s/ Eric Sherb
	Name:	Eric Sherb
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LGBT LOYALTY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of LGBTQ Loyalty Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LGBTQ Loyalty Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Salt Lake City, Utah

May 14, 2020

We have served as the Company’s auditor since 2018.

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$13,188	$40,908
Other receivables– related party	100,000	-
Other current assets	9,220	595
Total current assets	122,408	41,503
Property and equipment, net	1,800	-
Intangible assets, net	73,076	-
Total assets	$197,284	$41,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$772,065	$245,133
Accrued salaries and consulting fees	650,133	348,800
Accrued interest and dividends	71,212	20,397
Notes payable	82,986	33,000
Notes payable to related party	17,885	17,885
Advances due to related party	-	10,974
Convertible notes payable, net of debt discount	363,769	34,065
Derivative liability on convertible notes payable	1,111,879	42,104
Total liabilities	3,069,929	752,358

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of December 31, 2019 and 2018	-	-
Series B, 500,000 shares designated, 75,000 and no shares issued and outstanding as of December 31, 2019 and 2018, respectively	75	-
Series C, 129,559 shares designated, 129,559 and no shares issued and outstanding as of December 31, 2019 and 2018, respectively	130	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 169,217,460 and 121,984,192 shares issued and outstanding as of December 31, 2019 and 2018, respectively	169,217	121,984
Additional paid-in capital	6,035,547	3,242,449
Deferred officer compensation	-	(195,054)
Accumulated deficit	(9,077,614)	(3,880,234)
Total stockholders’ deficit	(2,872,645)	(710,855)
Total liabilities and stockholders’ deficit	$197,284	$41,503

See the accompanying notes to the consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2019	2018
Revenue	$3,337	$2,574
Cost of net revenue	-	-
Gross profit	3,337	2,574

Operating expenses:
Personnel costs	1,499,585	347,713
Consulting fees	734,403	218,532
Legal and professional fees	733,960	160,226
Merger costs	388,675	-
Sales and marketing	50,147	-
General and administrative	288,911	21,342
Depreciation and amortization	4,499	150
Total operating expenses	3,700,180	747,963

Loss from operations	(3,696,843)	(745,389)

Other income (expense):
Interest expense	(1,024,179)	(124,358)
Change in derivative liability	(430,458)	35,051
Total other income (expense), net	(1,454,637)	(89,307)

Provision for income taxes	-	-
Net loss	$(5,151,480)	$(834,696)

Weighted average common shares outstanding -
basic and diluted	210,883,281	93,166,625
Net loss per common share - basic and diluted	$(0.02)	$(0.01)

See the accompanying notes to the consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock								Additional			Total
	Series A		Series B		Series C		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balances at December 31, 2017	-	$-	-	$-	-	$-	87,704,686	$87,704	$2,579,489	$(391,010)	$(3,045,388)	$(769,205)
Forgiveness of shareholder debt	-	-	-	-	-	-	-	-	526,888	-	-	526,888
Common shares issued for cash	-	-	-	-	-	-	11,000,000	11,000	44,000	-	-	55,000
Common shares issued for services performed	-	-	-	-	-	-	5,250,000	5,250	42,677	-	-	47,927
Common shares issued pursuant to note conversions	-	-	-	-	-	-	7,082,818	7,083	10,875	-	-	17,958
Exercise of stock options	-	-	-	-	-	-	10,946,688	10,947	38,520	-	-	49,467
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	195,956	-	195,956
Net loss	-	-	-	-	-	-	-	-	-	-	(834,696)	(834,696)
Balances at December 31, 2018	-	$-	-	-	-	-	121,984,192	121,984	3,242,449	(195,054)	(3,880,234)	(710,855)
Merger with Maxim Partners	1	-	-	-	-	-	129,558,574	129,559	259,116	-	-	388,675
Maxim exchange agreement	(1)	-	-	-	129,559	130	(129,558,574)	(129,559)	129,429	-	-	-
Issuance of Series B preferred stock, net of discount	-	-	125,000	125	-	-	-	-	124,875	-	-	125,000
Conversion of Series B preferred stock for common shares	-	-	(50,000)	(50)	-	-	1,465,949	1,466	(1,416)	-	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	38,287	38	3,125	-	-	3,163
Common shares issued to board of directors	-	-	-	-	-	-	5,000,000	5,000	550,400	-	-	555,400
Common shares issued for related party debt conversions	-	-	-	-	-	-	8,600,298	8,600	393,034	-	-	401,634
Common shares issued pursuant to note conversions	-	-	-	-	-	-	26,586,234	26,586	768,089	-	-	794,675
Common shares issued pursuant to debenture conversion	-	-	-	-	-	-	427,500	428	45,620	-	-	46,048
Common shares issued for services performed	-	-	-	-	-	-	250,000	250	7,250	-	-	7,500
Exercise of stock options	-	-	-	-	-	-	500,000	500	4,500	-	-	5,000
Exercise of common stock warrants	-	-	-	-	-	-	4,365,000	4,365	301,930	-	-	306,295
Warrants issued to board of directors	-	-	-	-	-	-	-	-	170,734	-	-	170,734
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	195,054	-	195,054
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	36,412	-	(36,412)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(9,488)	(9,488)
Net loss	-	-	-	-	-	-	-	-	-	-	(5,151,480)	(5,151,480)
Balances at December 31, 2019	-	$-	75,000	$75	129,559	$130	169,217,460	$169,217	$6,035,547	$-	$(9,077,614)	$(2,872,645)

See the accompanying notes to the consolidated financial statements.

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,151,480)	$(834,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	368,257	-
Change in fair value of derivative liability	430,458	(35,051)
Non-cash financing related costs - convertible debt	595,257	97,178
Merger expenses	388,675	-
Stock-based compensation expense	786,954	47,927
Officer deferred compensation	195,054	195,956
Depreciation and amortization	4,499	150
Changes in operating assets and liabilities:
Other receivables	(100,000)	-
Other current assets	(8,625)	-
Accounts payable	520,959	140,911
Accrued salaries and consulting fees	649,647	324,000
Accrued interest and dividends	44,490	-
Net cash used in operating activities	(1,275,855)	(63,775)
Cash flows from investing activities:
Purchases of property and equipment	(2,000)	-
Investment in intangible assets	(77,375)	-
Net cash used in investing activities	(79,375)	-
Cash flows from financing activities:
Proceeds from issuance of convertible debenture and note agreements	1,000,000	32,000
Proceeds from promissory note agreements	162,500	15,000
Repayments of notes payable	(97,514)	(2,000)
Proceeds from related party notes and advances	-	3,599
Proceeds from sale of common stock	-	55,000
Proceeds from issuance of convertible preferred stock	125,000	-
Proceeds from exercise of warrants	137,524	-
Net cash provided by financing activities	1,327,510	103,599
Net increase (decrease) in cash	(27,720)	39,824
Cash at beginning of year	40,908	1,084
Cash at end of year	$13,188	$40,908

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,500	$-

Supplemental disclosure of non-cash financing activities:
Conversion of convertible debenture and notes	$53,553	$17,958
Conversion of related party debt	$393,034	$-
Exercise of common stock warrants - derivative liability	$168,771	$6,692
Non-cash exercise of stock options	$5,000	$49,467
Amortization of preferred stock discount	$36,412	$-
Conversion of Series B preferred stock for common shares	$1,416	$-
Issuance of Series B dividend common shares	$3,125	$-
Dividends on preferred stock	$9,488	$-
Forgiveness of shareholder loans	$-	$526,888

See the accompanying notes to the consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LGBTQ Loyalty Holdings, Inc. (formerly LifeApps Brands Inc.), including its subsidiaries.

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating the first LGBTQ Loyalty Preference Index ETF (the “Index ETF”) to provide the LGBTQ community with the power to influence the allocation of capital within a financial Index ETF based upon LGBTQ consumer preferences. The Index ETF is intended to link the growing economic influence of the LGBTQ community and their allies with many of the top Fortune 500 companies that support and implement diversity, inclusion and equality policies within their organizations. The incorporation of diversity and inclusion in a company’s recruitment and human resource policies is becoming a key concern to investors as part of their growing focus on ESG allocations. Our data and analytics unequivocally reinforce that corporations that have embraced diversity and inclusion policies within their corporate culture perform at a higher level financially than their peers. This includes advancing a more invigorated workforce that attracts and retains the best talent. Innovation and agility have been identified as great benefits of diversity, and there is an increasing awareness of what has come to be known as ‘the power of difference’.

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the licensed Fund Adviser ProcureAM, and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The Fund earns management fees based on assets under management (“AUM”) and is expected to launch in the third quarter of 2020 on the NASDAQ.

Through our wholly owned subsidiary LifeApps, Inc., we are a licensed developer and publisher of apps for the Apple Apps Store for iPhone, iPod touch, iPad and iPad mini. We are also a licensed developer on both Google Play and Amazon Appstore for Android. We have distributed apps on all three platforms.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $9,077,614 and have negative working capital. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, LGBTQ Loyalty, LLC, LifeApps Inc., Sports One Group Inc. and Loyalty Preference Index, Inc., which was formed on July 24, 2019. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Reclassifications

The Company has reclassified certain previously reported amounts in its consolidated financial statements. Accordingly, prior year amounts were reclassified to conform to the current year presentation.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2019 and 2018, all of the Company’s cash and cash equivalents were held at one accredited financial institution.

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

Fair Value Measurements

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

Our financial instruments consist of cash, other current assets, accounts payables, accruals, and notes payable. The carrying values of these instruments approximate fair value because of the short-term maturities. The Company’s restricted cash is based on Level 1 inputs. The fair value of the Company’s convertible debentures and promissory notes approximates their carrying values as the underlying imputed interest rates approximates the estimated current market rate for similar instruments. The derivative is a measured as Level 3 instrument due to the various inputs which requires significant management judgment. Refer to Note 6 for detail.

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,111,879	$1,111,879
	$-	$-	$1,111,879	$1,111,879

	Fair Value Measurements
	as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$42,104	$42,104
	$-	$-	$42,104	$42,104

Other Receivables – Related Party

Other receivables represent amounts held in escrow at the Fund’s custodian. The Company expects to retrieve the funds upon commencement of the Fund’s operations.

Intangibles

Intangibles, which include website development costs, databases acquired, internet domain name costs, and customer lists, are being amortized over the expected useful lives which we estimate to be three to five years. In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs to obtain and register internet domain names were capitalized.

Website and Software Development Costs

Website and software costs are eligible for capitalization under ASC 350-50 and ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed. These amounts are included in the consolidated balance sheets. Amortization of these costs will begin when the website becomes active.

Fixed Assets

Fixed assets consist of furniture and equipment and are stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives used for financial statement purposes 3 years.

Derivative Financial Instruments

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

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 842, Leases (“ASC 842”). Our membership agreement for shared office space expires on May 31, 2020. Rent expense was $31,572 and $255 for the years ended December 31, 2019 and 2018, respectively. We adopted ASC 842 on its effective date of January 1, 2019. The adoption did not have any effect on our consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505, Equity. The fair value of the option or warrant issued or (committed to be issued) is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock or stock award on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

For the years ended December 31, 2019 and 2018 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2019 and 2018, and the outstanding stock options and warrants are anti-dilutive. For the years ended December 31, 2019 and 2018, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2019	2018
Stock options outstanding	5,800,000	6,300,000
Warrants	8,885,000	-
Shares to be issued upon conversion of notes	47,170,778	26,586,234
	61,855,778	32,886,234

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740)(“ASU 2019-12”). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740 Income Taxes and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on January 1, 2021. The Company is currently evaluating the new standard to determine the potential impact of ASU 2019-12 on its consolidated financial statements and related disclosures.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841).  This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The Company has adopted this standard effective January 1, 2019.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASC 842 on its effective date of January 1, 2019. The adoption did not have any effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Note 3. Intangible Assets

At December 31, 2019 and 2018, intangible assets consist of the following:

	December 31,
	2019	2018
Index development and website costs	77,375	-
Internet domain names	-	58,641
Website and databases	-	56,050
Customer lists	-	4,500
	77,375	119,191
Less: accumulated amortization	(4,299)	(119,191)
	$73,076	$-

During the year ended December 31, 2019, the Company capitalized costs pertaining to the development of the LGBTQ100 ESG Index website. The Company began amortizing upon the launch of the index, and will amortize the costs over a three-year useful life.

The Company wrote off all intangible assets which were fully amortized as of December 31, 2018.

Note 4. Notes Payable

As of December 31, 2019 and 2018, the Company has a note payable outstanding in the amount of $7,986 and $18,000, respectively. The note is past due at December 31, 2019 and is therefore in default. The note accrues interest at a rate of 2% per annum. During the year ended December 31, 2019, the Company repaid $10,014 pertaining to this note.

During the year ended December 31, 2018, the Company issued notes to an investor aggregating $15,000. On March 7, 2019, the lender agreed to convert the $15,000 in loan principal into shares of our common stock at a conversion price of $0.08 per share, resulting in an issuance of 187,500 shares, The lender also agreed to waive all interest due on the loans.

During the year ended December 31, 2019, the Company received $87,500 in bridge loans from a lender. As of December 31, 2019, the Company fully repaid these loans. The Company incurred $18,300 in interest expense pertaining to these notes, including $2,500 in interest paid and $15,800 in shares of our common stock to be issued. The shares were issued in 2020 and the value was included as accrued interest as of December 31, 2019.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matures on June 20, 2020. As of December 31, 2019, the full principal amount was outstanding.

Note 5. Convertible Notes Payable

Convertible Note

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

On September 20, 2018, the lender exercised conversion rights pursuant to the loan agreement and converted $8,000 of the loan principal into 1,777,778 shares of common stock. The Company recognized an aggregate of $10,375 of shareholder equity as a result of the conversion based on a fair value calculation at the conversion date and related adjustments to remaining loan discounts applicable to the converted loan amount. On December 31, 2018, the lender exercised conversion rights pursuant to the loan agreement and converted $8,000 of the loan principal into 5,305,040 shares of common stock. The Company recognized an aggregate of $7,583 of shareholder equity as a result of the conversion based on a fair value calculation at the conversion date and related adjustments to remaining loan discounts applicable to the converted loan amount.

In February 2019, the holder of the 2018 Note in the original principal amount of $35,000 converted the remaining $19,000 in principal and $4,255 in interest into an aggregate of 26,398,734 shares of our common stock at a conversion price of $0.0015 per share. As the result of such conversions, the 2018 Note has been repaid in full and terminated.

Convertible Debenture

On June 4, 2019 (the “Closing Date”), we entered into and closed a Securities Purchase Agreement (the “SPA”) with Pride (or the “Purchaser” or “Pride”) pursuant to which for a purchase price of $500,000, the Purchaser purchased $550,000 in principal amount of a 10% Original Issue Discount Senior Convertible Debenture (the “Debenture”) due 15 months following the date of issuance and an 18 month common stock purchase warrant (the “Warrant”) exercisable for up to 6,250,000 shares (subject to adjustment thereunder) of our common stock.

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

On August 27, 2019, the Company entered into Amendment No. 1 to the Securities Purchase Agreement (the “First Amendment”) with Pride. Pursuant to the terms of the Amendment, Pride agreed to purchase an additional $220,000 in principal amount of 10% Original Issue Discount Senior Convertible Debenture for $200,000 in cash proceeds. As a result of this additional investment, the Company amended the currently outstanding 10% Original Issue Discount Senior Convertible Debenture that was issued to Pride on June 4, 2019 to increase the face value of the debenture from $550,000 to $770,000. No additional warrants were included in the amended agreement.

On October 14, 2019 the Company entered into Amendment No. 2 to the Securities Purchase Agreement (the “Second Amendment”) with Pride. Pursuant to the terms of Amendment. Pride agreed to purchase an additional $330,000 in principal amount of 10% Original Issue Discount Senior Convertible Debenture for $300,000 in cash proceeds. As a result of this additional investment, the Company amended the currently outstanding 10% Original Issue Discount Senior Convertible Debenture that was issued to Pride on June 4, 2019 and amended on August 27, 2019 to increase the face value of the debenture from $770,000 to $1,100,000.

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

From July to August 2019, Pride converted $21,910 in principal into 427,500 shares of our common stock. The Company recognized $18,925 of interest expense related to the write-off of discounts related to the conversion amounts.

During the year ended December 31, 2019, the Company recorded amortization of debt discount and original discount of $368,257, which is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the year ended December 31, 2019:

	Note	Debenture	Total
Balance as of December 31, 2018	$34,065	$-	$34,065
Issuance of convertible debenture - principal amount	-	1,100,000	1,100,000
Issuance of convertible debenture - debt discount and original issue discount	-	(1,100,000)	(1,100,000)
Amortization of debt discount and original issue discount	-	368,257	368,257
Conversion to common stock, net of discount	(34,065)	(4,487)	(38,552)
Balance as of December 31, 2019	$-	$363,769	$363,769

The following comprises the balance of the convertible debenture outstanding at December 31, 2019:

Principal amount outstanding	$1,078,090
Less: Unamortized original issue discount	(62,779)
Less: Unamortized debt discount	(651,542)
$363,769

Note 6. Derivative Liability

We evaluated the terms of the conversion features of the 2018 Note, Debenture and related debenture Warrant in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are indexed to the Company’s common stock and that the conversion features meet the definition of a liability. Therefore, we bifurcated the conversion feature and accounted for it as a separate derivative liability.

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

We value the conversion feature at origination of the notes using the Black-Scholes valuation model. We value the derivative liability at the end of each accounting period, and upon conversion of the underlying note or warrant, with the difference in value recognized as gain or loss included in other income (expense) in our consolidated statements of operations.

2018 Note

We valued the conversion feature at origination of the 2018 Note at $55,118 with the following assumptions: dividend yield of zero, 1 year to maturity, risk free interest rate of 3.03% and annualized volatility of 298.8%. The entire value of the principal, $32,000, was assigned to the derivative liability and was recognized as a debt discount on the convertible note. The debt discount was recorded as reduction (contra-liability) to the 2018 Note and was being amortized over the initial term of the note. The balance of $23,118 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

During the year ended December 31, 2018, the Company became subject to a penalty assessment of $17,500 due to a loan covenant violation. Such amount has been expensed as additional interest. Additionally, the fair value of the derivative liability associated with the penalty amounted to $29,265 and has been recorded as additional interest expense.

We recognized a $35,051 gain for the change in value of the derivative for the year ended December 31, 2018. Interest expense for the year ended December 31, 2018 includes $52,383 of origination interest, amortization of debt discount of $33,779 and interest accrual of $5,352. In February 2019, the 2018 Note was converted into common stock and the remaining derivative liability balance of $42,104 was recorded to additional paid-in capital and change in fair value.

Debenture and Warrant

The original Debenture and Warrants, as well the First and Second Amendment, had conversion features that resulted in derivative liabilities. We valued the conversion features at each origination date with the following assumptions:

	Year Ended
	December 31,
	Year Ended December 31, 2019
	Tranche 1	Tranche 2	Tranche 3	Warrants
Risk-free interest rate	2.11%	1.75%	1.67%	2.11%
Expected term (in years)	1.25	1.03	0.89	1.25
Expected volatility	312.4%	303.70%	326.88%	312.4%
Expected dividend yield	0%	0%	0%	0%
Exercise price of underlying common shares	$0.09	$0.04	$0.04	$0.08

The entire value of the principal of the Debenture was assigned to the derivative liability and recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the Debenture and is being amortized over the initial term. The balance of $570,038 was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debenture would be settled subsequent to the Company’s Series B preferred stock as described in Note 1.

The following is a summary of the activity of the derivative liability for the year ended December 31, 2019:

	Note /
	Debenture	Warrants	Total
Balance as of December 31, 2018	$42,104	$-	$42,104
Conversion of convertible notes payable to common stock	(737,813)		(737,813)
Initial fair value on issuance of convertible debenture	1,077,117	492,921	1,570,038
Common stock warrant exercises	-	(168,771)	(168,771)
Conversion of principal amount of debenture to common stock	(24,137)	-	(24,137)
Change in fair value of derivative liability	690,707	(260,249)	430,458
Balance as of December 31, 2019	$1,047,978	$63,901	$1,111,879

Note 7. Stockholders’ Equity

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

Common Stock

2019 Transactions

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

In February 2019, we issued an aggregate of 750,000 shares of common stock to a consultant in accordance with a service contract that provided for a 250,000 share stock grant for services performed of $7,500, as well as the exercise of 500,000 stock options in exchange for the cancellation of $5,000 then outstanding accounts payable due to the consultant for prior services.

In March 2019, we issued an aggregate of 8,600,298 shares of our common stock pursuant to the automatic exercise of warrants issued to two current and prior company officers. The warrants were issued in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018.

During the year ended December 31, 2019, we issued an aggregate of 26,586,234 shares of our common stock to two lenders pursuant to note conversions. Additionally, we issued 427,500 shares to Pride pursuant to debenture conversions. Refer to Note 5 above.

During the year ended December 31, 2019, we issued an aggregate of 5,000,000 shares of common stock to five unrelated individuals in accordance with their appointment as directors of the Company.

During the year ended December 31, 2019, we issued an aggregate of 4,365,000 shares of common stock to Pride pursuant to warrant exercises. Refer to Note 8.

During the year ended December 31, 2019, we issued an aggregate of 38,287 shares and 1,465,949 shares of common stock to two Series B Preferred Stock investors for accrued dividends and conversion of 50,000 shares of the Series B Preferred Stock.

2018 Transactions

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

The stated value of each share of Series B Convertible Preferred Stock for purposes of conversions and dividends is $1.15 (the “Conversion/Dividend Stated Value”). The stated value of each share of Series B Convertible Preferred for purposes of redemptions is $1.35 (the “Redemption Stated Value”). On April 3, 2019 we received an aggregate of $125,000 from the issuance of 125,000 shares of the Series B Convertible Preferred Stock. Each $25,000 of the preferred stock is convertible into $28,750 worth of common stock. The discount between the $28,750 and $25,000 for each $25,000 investment has been recognized and amortized. Additionally, the Preferred Stock contains a Beneficial Conversion Feature (BCF) that has been recognized. The BCF is the difference between the conversion price and the market price at inception multiplied by the number of common shares into which the Preferred Stock is convertible. The BCF is also treated as a discount on the Preferred Stock, which is amortized over the life of the instrument. Amortization of the discount will continue through April 3, 2021 and amounted to $36,412 for the year ended December 31, 2019. Subject to earlier conversion or redemption, the Series B Preferred Stock will automatically convert into fully paid and non-accessible shares of our common stock 24 months following the date of issuance of such Series B Preferred Stock without any action or payment required on the part of the holder of the Series B Convertible Preferred Stock. Subject to a floor price limitation of $0.03 per share, the automatic conversion price to which the Conversion/Dividend Stated Value will be applied will be the lower of (i) $0.10 per share of common stock; or (ii) a 20% discount to the lowest volume weighted average price (“VWAP”) for our common stock on our principal trading market during the five (5) trading days immediately prior to the automatic conversion date.

In September 2019, a Series B investor converted 25,000 shares of Series B Preferred Stock for 734,918 shares of common stock. In October 2019, a Series B investor converted 25,000 shares of Series B Preferred Stock for 731,031 shares of common stock.

During the year ended December 31, 2019, we issued an aggregate of 38,287 shares for Series B dividends. As of December 31, 2019, we had $7,762 in remaining accrued Series B dividends.

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

Deferred Officer Compensation

We recorded $195,054 and $195,956 of amortization of deferred officer compensation during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, all deferred officer compensation had been fully amortized.

Note 8. Options and Warrants

Options

The following is a summary of stock options issued pursuant to the 2012 Equity Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Instrinsic Value
Outstanding as of January 1, 2018	17,246,688	$0.0056	3.4	$-
Granted	-	-	-	-
Exercised	(10,946,688)	0.01	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2018	6,300,000	$0.0049	2.4	$-
Granted	-	-	-	-
Exercised	(500,000)	0.01	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2019	5,800,000	$0.00	1.5	$-

Exerciseable as of December 31, 2019	5,800,000	$0.0045	1.5	$-

There was no stock based compensation expense for options for the years ended December 31, 2019 and 2018. There will be no additional compensation expense recognized in future periods.

Warrants

On January 25, 2019 we issued warrants to two Company executives in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018. The warrants were fully exercised as described in Note 7 above.

On June 4, 2019 we issued a warrant to Pride to purchase an aggregate of 6,250,000 shares of our common stock. The warrant is exercisable through December 4, 2020. The exercise price per share of common stock under this warrant shall be the lesser of (i) $0.0855, or (ii) 75% of the lowest single trading day closing price during the five trading days prior to the exercise date.

During the year ended December 31, 2019, Pride exercise an aggregate of 4,365,000 shares of common stock pursuant to the exercise provisions of the warrant. The Company received total proceeds of $137,524 a result of the warrant exercises.

On December 13, 2019, we issued warrants to board members to purchase an aggregate of 7,000,000 shares of our common stock. The exercise price per share of common stock is $0.03 and the warrants were exercisable immediately.

The following is a summary of the warrant activity for the year ended December 31, 2019:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2018	-	$-
Granted	21,850,298	0.05
Exercised	(12,965,298)	0.05
Forfeited	-	-
Outstanding as of December 31, 2019	8,885,000	$0.04

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants granted:

	Year Ended
	December 31,
	2019	2018
Risk-free interest rate	2.07%	n/a
Expected term (in years)	0.9	n/a
Expected volatility	410.1%	n/a
Expected dividend yield	0%	n/a
Fair value per warrant	$0.04	n/a

Note 9. Related Party Transactions

Parties, which can be a corporation or an individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Advances due to Related Party

Amounts due to related party represent cash paid on our behalf by an officer, director and shareholders of the Company. The cash advances are non-interest bearing, short term in nature and due on demand. The balance of our cash advances at December 31, 2019 and December 31, 2018 was $0 and $10,974, respectively.

Notes Payable to Related Party

Notes payable to related parties at December 31, 2019 and 2018 totaled $17,885 with a 2% annual interest rate. Currently the Company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans.

Accrued Salaries

In March 2019, we issued an aggregate of 8,600,298 shares of our common stock pursuant to the automatic exercise of warrants issued to two current and prior company officers. The warrants were issued in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018. As of December 31, 2019, accrued salaries to our company officers and executive director totaled $91,352 and is included in accrued salaries and consulting fees in our consolidated balance sheets.

Board of Directors

In 2019, we began the accrual of director’s fees for five individuals at the rate of $25,000 per annum. Four of the directors have agreed to receive their fee payments in shares of the Company’s common stock with the number of shares to be issued based on the 5-day average trading price of the stock at the end of each month. As of December 31, 2019, an aggregate of 1,358,382 shares of common stock are issuable pursuant to the monthly fees under the director compensation agreements.

In December 2019, the Company issued an aggregate of 7,000,000 warrants to purchase common stock to the board of directors, and recognized $170,734 in compensation expense.

Total accrued directors’ compensation of $80,000 at December 31, 2019 is included in accrued salaries and consulting fees on our consolidated balance sheets.

A board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. As of December 31, 2019, we have $100,000 included as other receivables of on our consolidated balance sheet, which represents amounts held in escrow at the Fund’s custodian.

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

Income tax provision (benefit) for the years ended December 31, 2019 and 2018, is summarized below:

	Year Ended
	December 31,
	2019	2018
Current income tax provision:
Federal	$-	$-
State	-	-
Total current income tax provision	-	-

Deferred income tax benefit:
Federal	(497,200)	(130,000)
State	(130,200)	(34,100)
Total deferred income tax benefit	(627,400)	(164,100)
Change in deferred tax asset valuation allowance	627,400	164,100
Total provision for income taxes	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2019 and 2018 are as follows:

	Year Ended
	December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.5	5.5
Change in deferred tax asset valuation allowance	(26.5)	(26.5)
Effective income tax rate	-%	-%

Components of the net deferred income tax assets at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Net operating loss carryforwards	$1,155,600	$528,200
Valuation allowance	(1,155,600)	(528,200)
Net deferred tax assets	$-	$-

In accordance with ASC 740, at December 31, 2019 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $1,155,600.

As of December 31, 2019, we had cumulative net operating loss carry forwards of approximately $4,725,000 which expire from 2033 through 2039.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Note 11. Commitments and Contingencies

Employment Agreements

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

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

Note 12. Subsequent Events

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. In particular, the economic downturn and volatility in the financial markets has caused severe disruptions in the Company’s operating and financing activities, including travel restrictions and limited support from staff and professional advisors.

In January 2020, we entered into an unsecured promissory note for a principal sum of $50,000 The Company received proceeds of $47,500. The note was due February 5, 2020 and is currently in default.

On February 12, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity (the “Purchaser”). Pursuant to the terms of the SPA, the Purchaser agreed to purchase from the Company, for a purchase price of $105,000, a 10% Convertible Note (the “Note”) in the principal amount of $115,500. The Note matures and becomes due and payable on November 11, 2020 and accrues interest at a rate of 10% per annum (increasing to 24% upon an event of default) while the Note remains outstanding. The Note, plus all accrued but unpaid interest and other amounts due on the Note, may be prepaid, at varying amounts, prior to the maturity date. The Note is convertible into shares of the Company’s common stock t any time at a conversion price (the “Conversion Price”) equal to the lower of: (i) the lowest closing price of the Common Stock during the preceding twenty (20) trading day period ending on the latest complete trading day prior to the issuance date of the Note (the “Closing Price”), (ii) $0.04, or (iii) 60% of the lowest traded price for the Common Stock on the principal market on which the Common Stock is then trading during the twenty (20) consecutive trading days on which at least 100 shares of Common Stock were traded including and immediately preceding the date of conversion. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

On March 10, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity. Pursuant to the terms of the SPA, the Purchaser agreed to purchase from the Company, for a purchase price of $75,000, a 10% Convertible Note (the “Note”) in the principal amount of $85,800. The Note matures and becomes due and payable on March 10, 2021 and accrues interest at a rate of 10% per annum (increasing to 22% upon an event of default) while the Note remains outstanding. The Note, plus all accrued but unpaid interest and other amounts due on the Note, may be prepaid, at varying amounts, at any time prior to the maturity date. The Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments by the Company relating to the Company’ securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

On March 10, 2020, the Board of Directors appointed Durwood Orlando Reece to the position of, and Mr. Reece agreed to serve as, a director of the Company. Mr. Reese was appointed to fill a vacancy on the Board left as a result of the voluntary resignation of LZ Granderson who resigned from his position as a director of the Company on March 10, 2020 (such resignation was not the result of any disagreement with the Company). In connection with Mr. Reece’s appointment to the Board, the Board agreed to issue 1,000,000 shares of the Company’s common stock to Mr. Reece.

In April 2020, a Series B investor converted 25,000 shares of Series B Preferred Stock for 958,333 shares of common stock.

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

