Form 10-Q
period 2020-03-31
LGBTQ Loyalty Holdings, Inc.
filed 2020-07-06
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 30, 2020 there were 214,614,749 shares of common stock, $0.001 par value, issued and outstanding.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$2,258	$13,188
Other receivables	100,000	100,000
Other current assets	9,220	9,220
Total current assets	111,478	122,408
Property and equipment, net	1,800	1,800
Intangible assets, net	97,628	73,076
Total assets	$210,906	$197,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$784,113	$772,065
Accrued salaries and consulting fees	484,442	650,133
Accrued interest and dividends	99,021	71,212
Notes payable	130,986	82,986
Notes payable to related party	17,885	17,885
Convertible notes payable, net of debt discount	566,008	363,769
Derivative liability on convertible notes payable	1,490,271	1,111,879
Total liabilities	3,572,726	3,069,929

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of December 31, 2019 and 2018	-	-
Series B, 500,000 shares designated, 75,000 and no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	75	75
Series C, 129,559 shares designated, 129,559 and no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	130	130
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 181,344,766 and 169,217,460 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	181,344	169,217
Additional paid-in capital	6,511,211	6,035,547
Accumulated deficit	(10,054,580)	(9,077,614)
Total stockholders’ equity (deficit)	(3,361,820)	(2,872,645)
Total liabilities and stockholders’ equity (deficit)	$210,906	$197,284

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$560	$2,064
Cost of net revenue	-	-
Gross profit	560	2,064

Operating expenses:
Personnel costs	214,955	431,663
Consulting fees	74,500	-
Legal and professional fees	126,995	167,008
Merger costs	-	388,675
Sales and marketing	7,545	-
General and administrative	49,992	45,716
Depreciation and amortization	6,448	-
Total operating expenses	480,435	1,033,062

Loss from operations	(479,875)	(1,030,998)

Other income (expense):
Interest (expense) income	(360,839)	10,549
Change in derivative liability	(117,754)	(695,719)
Total other (expense), net	(478,593)	(685,170)

Provision for income taxes	-	-
Net loss	$(958,468)	$(1,716,168)

Weighted average common shares outstanding - basic and diluted	171,097,582	227,190,467
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(958,468)	$(1,716,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	202,239	-
Change in fair value of derivative liability	117,754	695,719
Financing related costs - debt	125,879	373,050
Merger expenses	-	388,675
Stock-based compensation expense	17,800	321,100
Officer deferred compensation	-	66,018
Depreciation and amortization	6,448	-
Changes in operating assets and liabilities:
Accounts payable	12,048	135,805
Accrued salaries and consulting fees	152,719	(274,530)
Accrued interest and dividends	27,809	-
Net cash provided by (used in) operating activities	(295,772)	(10,331)
Cash flows from investing activities:
Investment in intangible assets	(31,000)	-
Net cash used in investing activities	(31,000)	-
Cash flows from financing activities:
Proceeds from issuance of convertible debenture agreements	175,000	32,000
Net proceeds (repayments) from promissory note agreements	47,500	(514)
Shareholder advances	-	2,770
Proceeds from exercise of warrants	93,342	-
Net cash provided by (used in) financing activities	315,842	34,256
Net increase (decrease) in cash	(10,930)	23,925
Cash at beginning of year	13,188	1,084
Cash at end of year	$2,258	$25,009

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,500	$-

Supplemental disclosure of non-cash financing activities:
Conversion of accrued consulting fees into common shares	$318,000	$-
Exercise of common stock warrants - derivative liability	$32,742	$-
Stock issued for services	$-	$44,100
Amortization of preferred stock discount	$15,910	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock								Additional			Total
	Series A		Series B		Series C		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balances at December 31, 2019	-	$-	75,000	$75	129,559	$130	169,217,460	$169,217	6,035,547	$-	$(9,077,614)	$(2,872,645)
Common shares issued in connection with notes payable	-	-	-	-	-	-	294,994	295	9,705	-	-	10,000
Common shares issued for accrued services	-	-	-	-	-	-	6,662,312	6,662	311,338	-	-	318,000
Common shares issued to board of directors	-	-	-	-	-	-	1,000,000	1,000	16,800	-	-	17,800
Exercise of common stock warrants	-	-	-	-	-	-	4,170,000	4,170	121,914	-	-	126,084
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	15,910	-	(15,910)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(2,588)	(2,588)
Net loss	-	-	-	-	-	-	-	-	-	-	(958,468)	(958,468)
Balances at March 31, 2020	-	$-	75,000	$75	129,559	$130	181,344,766	$181,344	$6,511,211	$-	$(10,054,580)	$(3,361,820)

Balances at December 31, 2018	-	$-	-	$-	-	$-	121,984,192	$121,984	$3,242,449	$(195,054)	$(3,880,234)	$(710,855)
Merger with Maxim Partners	1	-	-	-	-	-	129,558,574	129,559	259,116	-	-	388,675
Common shares issued for related party debt conversions	-	-	-	-	-	-	8,600,298	8,600	339,712	-	-	348,312
Common shares issued pursuant to note conversions	-	-	-	-	-	-	26,398,704	26,399	735,961	-	-	762,360
Common shares issued for services performed	-	-	-	-	-	-	3,250,000	3,250	317,850	-	-	321,100
Exercise of stock options	-	-	-	-	-	-	500,000	500	4,500	-	-	5,000
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	66,018	-	66,018
Net loss	-	-	-	-	-	-	-	-	-	-	(1,716,168)	(1,716,168)
Balances at March 31, 2019	1	$-	-	$-	-	$-	290,291,768	$290,292	$4,899,587	$(129,036)	$(5,596,402)	$(535,560)

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $10,054,580 and have negative working capital of $3,461,248 as of March 31, 2020. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2020. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of LGBTQ Loyalty Holdings, Inc. and our wholly owned subsidiaries, LGBTQ Loyalty, LLC, LifeApps Inc., Sports One Group Inc. and Loyalty Preference Index, Inc. (“LPI”), which was formed on July 24, 2019. All material inter-company transactions and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2020 and December 31, 2019, all of the Company’s cash and cash equivalents were held at one accredited financial institution.

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

Our financial instruments consist of cash, other current assets, accounts payables, accruals, and notes payable. The carrying values of these instruments approximate fair value because of the short-term maturities. The fair value of the Company’s convertible debentures and promissory notes approximates their carrying values as the underlying imputed interest rates approximates the estimated current market rate for similar instruments. The derivative is measured as a Level 3 instrument due to the various inputs which requires significant management judgment. Refer to Note 6 for detail.

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of March 31, 2020:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,490,271	$1,490,271
	$-	$-	$1,490,271	$1,490,271

	Fair Value Measurements
	as of December 31, 2019:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,111,879	$1,111,879
	$-	$-	$1,111,879	$1,111,879

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

Property and Equipment

Property and equipment consist of furniture and equipment and are stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives used for financial statement purposes are 3 years.

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

For the three months ended March 31, 2020 and 2019 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three months ended March 31, 2020 and 2019, and the outstanding stock options and warrants are anti-dilutive. For the three months ended March 31, 2020 and 2019, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2020	2019
Stock options outstanding	5,800,000	5,800,000
Warrants	7,000,000	-
Shares to be issued upon conversion of notes	190,488,453	-
	203,288,453	5,800,000

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

At March 31, 2020 and December 31, 2019, intangible assets, net was $97,628 and $73,076. Amortization expense was $6,448 for the three months ended March 31, 2020.

Note 4. Notes Payable

As of March 31, 2020 and December 31, 2019, the Company has a note payable outstanding in the amount of $5,986 and $7,986, respectively. The note is past due at March 31, 2020 and is therefore in default. The note accrues interest at a rate of 2% per annum.

In January 2020, the Company issued a note payable to a lender for a principal amount of $50,000. The Company received proceeds of $47,500 and the note matured on February 5, 2020. As of March 31, 2020, the note is past due and in default.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matures on June 20, 2020. As of March 31, 2020, the full principal amount was outstanding.

Note 5. Convertible Notes Payable

Convertible Note

In February 2019, the holder of a March 2018 convertible promissory note in the original principal amount of $35,000 converted $26,920 in principal and $4,255 in interest into an aggregate of 26,398,704 shares of our common stock at a conversion price of $0.0015 per share. As the result of such conversions, this note has been repaid in full and terminated.

Convertible Debenture

On February 12, 2020, the Company entered into a Securities Purchase Agreement with Cavalry Fund I LP (the “Calvary Note”). Pursuant to the terms of the Calvary Note, the lender agreed to purchase from the Company, for a purchase price of $100,000, a 10% convertible note in the principal amount of $115,500. The Cavalry Note matures and becomes due and payable on November 11, 2020 and accrues interest at a rate of 10% per annum. The Calvary Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Calvary Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”) equal to the lower of: (i) the lowest closing price of the common stock during the preceding twenty (20) trading day period ending on the latest complete trading day prior to the issuance date of the Note (the “Closing Price”), (ii) $0.04, or (iii) 60% of the lowest traded price for the Common Stock on the principal market on which the Common Stock is then trading during the twenty (20) consecutive trading days on which at least 100 shares of Common Stock were traded including and immediately preceding the date of conversion. Upon an event of default, the holder may elect to convert at an alternate conversion price which is the lower of: (i) the closing price of the Common Stock on the Principal Market on the Trading Day immediately preceding the issue date of the Calvary Note or (ii) 60% of either the lowest traded price or the closing bid price, whichever is lower for the common stock on the principal market during any trading day in which the event of default has not been cured. The conversion price of the Note will be further adjusted by another 15% reduction, regardless of whether there is an event of default, if (A) the Common stock is no longer a reporting company pursuant to the Securities Exchange Act of 1934, as amended, (B) the Note cannot be converted into free trading shares after 181 days from the issuance date of the Note, (C) the Common Stock is chilled for deposit at DTC or becomes chilled at any point while the Note remains outstanding, (D) deposit or other additional fees are payable due to a Yield Sign, Stop Sign or other trading restrictions, or (E) if the closing price at any time falls below $0.015. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

On March 10, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up Note”. Pursuant to the terms of the Power Up Note, the lender agreed to purchase from the Company, for a purchase price of $75,000, a 10% convertible note in the principal amount of $85,800. The Power Up Note matures and becomes due and payable on March 10, 2021 and accrues interest at a rate of 10% per annum. The Power Up Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Power Up Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price, which is the lowest Trading Price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

During the three months ended March 31, 2020, the Company recorded amortization of debt discount and original discount of $202,239 for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the three months ended March 31, 2020:

Total
Balance as of December 31, 2019	$363,769
Issuance of convertible debenture - principal amount	201,300
Issuance of convertible debenture - debt discount and original issue discount	(201,300)
Amortization of debt discount and original issue discount	202,239
Balance as of March 31, 2020	$566,008

The following comprises the balance of the convertible debenture outstanding at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Principal amount outstanding	$1,279,390	$1,078,090
Less: Unamortized original issue discount	(62,571)	(62,779)
Less: Unamortized debt discount	(650,811)	(651,542)
	$566,008	$363,769

Note 6. Derivative Liability

We evaluated the terms of the conversion features of the debentures in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are indexed to the Company’s common stock and that the conversion features meet the definition of a liability. Therefore, we bifurcated the conversion feature and accounted for it as a separate derivative liability.

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

The original debentures had conversion features that resulted in derivative liabilities. We valued the conversion features at each origination date with the following assumptions, on a weighted-average basis:

Three Months Ended
March 31, 2020
Risk-free interest rate	1.04%
Expected term (in years)	0.86
Expected volatility	154.3%
Expected dividend yield	0%
Exercise price of underlying common shares	$0.02

	Year Ended December 31, 2019
	Tranche 1	Tranche 2	Tranche 3	Warrants
Risk-free interest rate	2.11%	1.75%	1.67%	2.11%
Expected term (in years)	1.25	1.03	0.89	1.25
Expected volatility	312.4%	303.70%	326.88%	312.4%
Expected dividend yield	0%	0%	0%	0%
Exercise price of underlying common shares	$0.09	$0.04	$0.04	$0.08

During the three months ended March 31, 2020, the entire value of the principal of the debentures were assigned to the derivative liability and recognized as a debt discount on the convertible debentures. The debt discount is recorded as reduction (contra-liability) to the debentures and are being amortized over the initial term. The balance of $118,191 was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the three months ended March 31, 2020:

	Debenture	Warrants	Total
Balance as of December 31, 2019	$1,047,977	$63,902	$1,111,879
Initial fair value on issuance of convertible debenture	293,192	-	293,192
New warrant issuances	-	39,690	39,690
Common stock warrant exercises	-	(72,431)	(72,431)
Change in fair value of derivative liability	149,102	(31,348)	117,754
Balance as of March 31, 2020	$1,490,271	$-	$1,490,271

Note 7. Stockholders’ Equity

Common Stock

2020 Transactions

In January 2020, we issued 294,994 shares of common stock to a bridge noteholder in connection with promissory notes received.

In January 2020, we issued 6,662,312 shares to a consultant for 2019 services which were accrued at a fair value of $318,000.

In March 2020, we issued 1,000,000 shares to Orlando Reece pursuant to his appointment to the Board of Directors.

During the three months ended March 31, 2020, we issued an aggregate of 4,170,000 shares of common stock to Pride Partners pursuant to warrant exercises. Refer to Note 8.

2019 Transactions

In January 2019, we entered into and closed a securities exchange under a Securities Exchange Agreement (the “Securities Exchange Agreement”) with LGBT Loyalty LLC (“LGBT Loyalty”) and Maxim Partners, LLC (“Maxim”), pursuant to which we acquired all of the membership interests of LGBT Loyalty, making LGBT Loyalty a wholly owned subsidiary of ours, in exchange for 120,959,996 shares (the “Shares”) of our restricted common stock and one share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Shares issued to Maxim represented, upon issuance, 49.99% of our then issued and outstanding shares of common stock. On March 29, 2019 an additional 8,598,578 shares were issued to Maxim for the conversion of the Series A Convertible Preferred Stock. LGBT Loyalty has no assets, liabilities nor operations at the exchange date, therefore, the value ascribed to the issued stock ($388,675) has been charged to operations as expenses of the merger.

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

In March 2019, we issued an aggregate of 3,000,000 shares of common stock to three unrelated individuals in accordance with their appointment as directors of the Company.

During the three months ended March 31, 2019, we issued 26,398,704 shares of our common stock to a lender pursuant to note conversions.

Series B Convertible Preferred Stock

As of March 31, 2020, we had $10,350 in remaining accrued Series B dividends.

Note 8. Options and Warrants

Options

As of March 31, 2020 and December 31, 2019, we had 5,800,000 options remaining outstanding pursuant to the 2012 Equity Incentive Plan.

There was no stock based compensation expense for options for the three months ended March 31, 2020 and 2019. There will be no additional compensation expense recognized in future periods.

Warrants

During the three months ended March 31, 2020, Pride exercised an aggregate of 4,170,000 shares of common stock pursuant to the exercise provisions of the warrant, including a simultaneous grant and exercise of 2,285,000 warrants. As of March 31, 2020, Pride had no outstanding warrants remaining. The Company received total proceeds of $93,342 a result of the warrant exercises.

On January 25, 2019 we issued warrants to two Company executives in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018. The warrants were fully exercised as described in Note 7 above.

The following is a summary of the warrant activity for the three months ended March 31, 2020:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2019	8,885,000	$0.04
Granted	2,285,000	0.08
Exercised	(4,170,000)	0.08
Forfeited	-	-
Outstanding as of March 31, 2020	7,000,000	$0.03

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

Notes Payable to Related Party

Notes payable to related parties at March 31, 2020 and December 31, 2019 totaled $17,885 with a 2% annual interest rate. Currently the Company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans.

Accrued Salaries

In March 2019, we issued an aggregate of 8,600,298 shares of our common stock pursuant to the automatic exercise of warrants issued to two current and prior company officers. The warrants were issued in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018.

As of March 31, 2020 and December 31, 2019, accrued salaries to our company officers and executive director totaled $171,352 and $91,352, respectively, and is included in accrued salaries and consulting fees in our consolidated balance sheets.

Board of Directors

In March 2020, the Company issued 1,000,000 shares to Orlando Reece pursuant to his appointment to the board, and recognized $17,800 in compensation expense. In March 2019, we issued an aggregate of 3,000,000 shares of common stock to three unrelated individuals in accordance with their appointment as directors of the Company, and recognized $313,600 in compensation expense.

Total accrued directors’ compensation of $123,750 and $80,000 at March 31, 2020 and December 31, 2019, respectively, is included in accrued salaries and consulting fees on our consolidated balance sheets.

As of March 31, 2020 there is an aggregate of 7,000,000 warrants outstanding to the board of directors.

A board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. As of March 31, 2020 and December 31, 2019, we have $100,000 included as other receivables of on our consolidated balance sheet, which represents amounts held in escrow at the Fund’s custodian.

Note 10. Subsequent Events

Management has evaluated all activity up to July 6, 2020 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

In April 2020, a Series B investor converted 25,000 shares of Series B Preferred Stock for 958,333 shares of common stock.

In May 2020, the Company cancelled the outstanding warrants and issued an aggregate of 8,000,000 shares of common stock to the board members.

On May 26, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity. Pursuant to the terms of the SPA, the Purchaser agreed to purchase from the Company, for a purchase price of $75,000, a 10% Convertible Note (the “Note”) in the principal amount of $85,800. The Note matures and becomes due and payable on May 26, 2021 and accrues interest at a rate of 10% per annum (increasing to 22% upon an event of default) while the Note remains outstanding. The Note, plus all accrued but unpaid interest and other amounts due on the Note, may be prepaid, at varying amounts, at any time prior to the maturity date. The Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments by the Company relating to the Company’ securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

We intend to introduce a new key partnered revenue source derived from Direct Index Licensing Fees generated by financial institutions and asset management companies for creating a product (e.g. , Index Funds, Structured Financial Products, Turnkey Asset Management Providers) based on or linked to the LGBTQ100 index. This includes fees to use the LGBTQ100 index to track the performance of funds or as benchmarks for actively managed portfolios. We plan to capture Data Subscriptions which could provide recurring subscription revenue from our LGBTQ Index. This includes ongoing and historical data and information generated by our wholly owned division Loyalty Preference Index, Inc., and through our strategic partnerships for new potential financial equality-driven Indices.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. As of March 31, 2020, we have incurred losses to date of $10,054,580 and have negative working capital of $3,461,248. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended March 31, 2020 compared with the three months ended March 31, 2019

Revenues for the three months ended March 31, 2020 and 2019 were $560 and $2,064, respectively. Revenues were primarily from the sale of sports apparel and health and fitness products. We continue to have a limited number of apps in the Apple App store.

The following is a breakdown of our operating expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change $	Change %
Personnel costs	$214,955	$431,663	$(216,708)	-50%
Consulting fees	74,500	-	74,500	100%
Legal and professional fees	126,995	167,008	(40,013)	-24%
Merger costs	-	388,675	(388,675)	100%
Sales and marketing	7,545	-	7,545	100%
General and administrative	49,992	45,716	4,276	9%
Depreciation and amortization	6,448	-	6,448	100%
	$480,435	$1,033,062	$(552,627)	-53%

Personnel costs include officer salaries, directors’ compensation and deferred officer compensation. The decrease in personnel costs is primarily due to compensation associated with the formation of our board of directors in the first quarter 2019.

Consulting fees were $74,500 in the three months ended March 31, 2020, primarily due to our expanded operations and efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees decreased by $40,013, primarily because of the Maxim transaction in 2019.

Merger costs represents expenses incurred upon the acquisition of LGBT Loyalty LLC in March 2019.

Sales and marketing expenses were $7,545, which included advertising and marketing efforts as we initiated our new business plans.

General and administrative expenses increased by $4,276 in 2020 due to the increased activity in our operations, including travel, insurance and rent.

Depreciation and amortization expense was $6,448 in the three months ended March 31, 2020, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change $	Change %
Interest (expense) income	$(360,839)	$10,549	(371,389)	-3521%
Change in derivative liability	(117,754)	(695,719)	577,965	-83%
	$(478,594)	$(685,170)	$206,576	-30%

Interest expense increased by $371,389 in the three months ended March 31, 2020, primarily attributable to origination interest and amortization of debt discount in connection with our convertible debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $958,468 and $1,716,168 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of March 31, 2020, we had $2,258 in cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of March 31, 2020, we had a working capital deficit of $3,461,248 as compared to a working capital deficit of $2,947,531 at December 31, 2019.

During the three months ended March 31, 2020 and 2019, operations used and provided cash of $295,772 and $601,806, respectively.

During the three months ended March 31, 2020, net cash used in investing activities was $31,000, primarily attributable to capitalized costs pertaining to the development of the LGBTQ100 ESG Index and ETF website.

From February to March 2020, we received $175,000 in proceeds from the issuance of two convertible debentures. In January 2020, we received $47,500 pursuant to a bridge note agreement. We also received $93,343 from the exercise of warrants.

During the three months ended March 31, 2019 we repaid notes of $514.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 14, 2020, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

In June 2020, we issued an aggregate of 8,000,000 shares of common stock to the board of directors as annual compensation for appointment on the board.

In June 2020, we issued an aggregate of 14,529,273 shares of common stock to executives, employees and consultants for services performed.

Other than what has previously been disclosed in public filings, there are no new sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At March 31, 2020 the outstanding balance was approximately $5,986.

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

LGBTQ LOYALTY HOLDINGS, INC.

July 6, 2020	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGBTQ LOYALTY HOLDINGS, INC.

July 6, 2020	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

