Form 10-Q/A
period 2020-03-31
LGBTQ Loyalty Holdings, Inc.
filed 2020-07-08
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Year Ended: March 31, 2020

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2020 there were 214,614,749 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

LGBTQ Loyalty Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 6, 2020 (the “Original Form 10-Q”), solely to disclose (i) that the Company had filed the Original Form 10-Q after the May 14, 2020 deadline otherwise applicable to such filing (the “Original Deadline”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”); and (ii) the reasons why the Company could not file the Original Form 10-K on a timely basis before the Original Deadline, as described below.

On May 14, 2020, the Company filed a Current Report on Form 8-K with the SEC (the “Form 8-K”) to indicate its intention to rely on the Order for a filing extension in connection with the Company’s filing of the Original Form 10-Q. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q prior to the Original Deadline. In particular, the economic downturn and volatility in the financial markets has caused severe disruptions in the Company’s operating and financing activities, including travel restrictions and limited support from staff and professional advisors. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees for the past several weeks, including having employees work remotely, and, as a result, the Original Form 10-Q was not able to be completed by the filing deadline, due to insufficient time to facilitate the internal and external review process.

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

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

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

LGBTQ Loyalty Holdings, Inc.

Date: July 8, 2020	BY:	/s/ Robert A. Blair
Robert A. Blair
Chief Executive Officer

	BY:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Blair	Chief Executive Officer	July 8, 2020
Robert A. Blair

3