Form 10-Q
period 2020-06-30
LGBTQ Loyalty Holdings, Inc.
filed 2020-08-14
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020 there were 214,614,749 shares of common stock, $0.001 par value, issued and outstanding.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$-	$13,188
Other receivables	100,000	100,000
Other current assets	9,220	9,220
Total current assets	109,220	122,408
Property and equipment, net	1,800	1,800
Intangible assets, net	91,181	73,076
Total assets	$202,201	$197,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$1,279	$-
Accounts payable	861,580	772,065
Accrued salaries and consulting fees	324,963	650,133
Accrued interest and dividends	131,462	71,212
Notes payable	129,986	82,986
Notes payable to related party	17,885	17,885
Convertible notes payable, net of debt discount	767,036	363,769
Derivative liability on convertible notes payable	1,253,922	1,111,879
Total liabilities	3,488,113	3,069,929

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized	-	-
Series A, 1 share designated, no shares issued or outstanding as of June 30, 2020 and December 31, 2019
Series B, 500,000 shares designated, 50,000 and 75,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	50	75
Series C, 129,559 shares designated, 129,559 and no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	130	130
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 214,614,479 and 169,217,460 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	214,615	169,217
Additional paid-in capital	7,002,953	6,035,547
Accumulated deficit	(10,503,660)	(9,077,614)
Total stockholders’ equity (deficit)	(3,285,912)	(2,872,645)
Total liabilities and stockholders’ equity (deficit)	$202,201	$197,284

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Revenue	$-	$-	$560	$2,064
Cost of net revenue	-	-	-	-
Gross profit	-	-	560	2,064

Operating expenses:
Personnel costs	284,508	466,004	499,462	897,667
Consulting fees	93,515	104,021	168,015	104,021
Legal and professional fees	95,347	12,353	222,342	179,361
Merger costs	-	-	-	388,675
Sales and marketing	45	9,750	7,590	9,750
General and administrative	20,736	1,435	70,728	47,151
Depreciation and amortization	6,448	-	12,896	-
Total operating expenses	500,599	593,563	981,033	1,626,625

Loss from operations	(500,599)	(593,563)	(980,473)	(1,624,561)

Other income (expense):
Interest expense	(376,472)	(500,442)	(737,312)	(489,893)
Other income	3,000	-	3,000	-
Change in derivative liability	442,626	(266,808)	324,872	(962,527)
Total other income (expense), net	69,154	(767,250)	(409,440)	(1,452,420)

Provision for income taxes	-	-	-	-
Net loss	$(431,445)	$(1,360,813)	$(1,389,913)	$(3,076,981)

Weighted average common shares outstanding - basic and diluted	190,052,683	251,971,535	187,427,874	239,581,001
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,389,913)	$(3,076,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	403,267	2,394
Change in fair value of derivative liability	(324,872)	962,527
Financing related costs - debt	257,158	478,640
Merger expenses	-	388,675
Stock-based compensation expense	213,276	562,901
Officer deferred compensation	-	109,331
Depreciation and amortization	12,896	-
Changes in operating assets and liabilities:
Bank overdraft	1,279	-
Accounts payable	89,514	91,959
Accrued salaries and consulting fees	304,115	106,432
Accrued interest and dividends	60,250	-
Net cash used in operating activities	(373,030)	(374,122)
Cash flows from investing activities:
Purchases of property and equipment	-	(2,000)
Investment in intangible assets	(31,000)	(37,500)
Net cash used in investing activities	(31,000)	(39,500)
Cash flows from financing activities:
Proceeds from issuance of convertible debenture agreements	250,000	500,000
Net proceeds (repayments) from promissory note agreements	47,500	(2,014)
Proceeds from Series B preferred stock	-	125,000
Proceeds from exercise of warrants	93,342	-
Net cash provided by financing activities	390,842	622,986
Net increase (decrease) in cash	(13,188)	209,364
Cash at beginning of period	13,188	40,908
Cash at end of period	$-	$250,272

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$12,500	$-

Supplemental disclosure of non-cash financing activities:
Conversion of accrued consulting fees into common shares	$617,750	$348,312
Exercise of common stock warrants - derivative liability	$32,742	$-
Amortization of preferred stock discount	$31,820	$-
Exercise of options	$10,400	$-
Conversion of notes payable	$-	$98,383

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock								Additional			Total
	Series A		Series B		Series C		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balances at December 31, 2019	-	$-	75,000	$75	129,559	$130	169,217,460	$169,217	6,035,547	$-	$(9,077,614)	$(2,872,645)
Common shares issued in connection with notes payable	-	-	-	-	-	-	294,994	295	9,705	-	-	10,000
Common shares issued for accrued services	-	-	-	-	-	-	6,662,312	6,662	311,338	-	-	318,000
Common shares issued to board of directors	-	-	-	-	-	-	1,000,000	1,000	16,800	-	-	17,800
Exercise of common stock warrants	-	-	-	-	-	-	4,170,000	4,170	121,914	-	-	126,084
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	15,910	-	(15,910)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(2,588)	(2,588)
Net loss	-	-	-	-	-	-	-	-	-	-	(958,468)	(958,468)
Balances at March 31, 2020	-	$-	75,000	$75	129,559	$130	181,344,766	$181,345	$6,511,211	$-	$(10,054,580)	$(3,361,820)

Common shares issued to board of directors	-	-	-	-	-	-	11,942,161	11,942	202,652	-	-	214,595
Common shares issued for services and compensation	-	-	-	-	-	-	16,279,273	16,279	264,353	-	-	280,632
Exercise of stock options	-	-	-	-	-	-	4,000,000	4,000	6,400	-	-	10,400
Conversion of Series B preferred stock for common shares	-	-	(25,000)	(25)	-	-	958,333	958	(933)	-	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	90,216	90	3,360	-	-	3,450
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	15,910	-	(15,910)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(1,725)	(1,725)
Net loss	-	-	-	-	-	-	-	-	-	-	(431,445)	(431,445)
Balances at June 30, 2020	-	$-	50,000	$50	129,559	$130	214,614,749	$214,615	$7,002,953	$-	$(10,503,660)	$(3,285,912)

Balances at December 31, 2018	-	$-	-	$-	-	$-	121,984,192	$121,984	$3,242,449	$(195,054)	$(3,880,234)	$(710,855)
Merger with Maxim Partners	1	-	-	-	-	-	129,558,574	129,559	259,116	-	-	388,675
Common shares issued for related party debt conversions	-	-	-	-	-	-	8,600,298	8,600	339,712	-	-	348,312
Common shares issued pursuant to note conversions	-	-	-	-	-	-	26,398,704	26,399	735,961	-	-	762,360
Common shares issued for services performed	-	-	-	-	-	-	3,250,000	3,250	317,850	-	-	321,100
Exercise of stock options	-	-	-	-	-	-	500,000	500	4,500	-	-	5,000
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	66,018	-	66,018
Net loss	-	-	-	-	-	-	-	-	-	-	(1,716,168)	(1,716,168)
Balances at March 31, 2019	1	$-	-	$-	-	$-	290,291,768	$290,292	$4,899,587	$(129,036)	$(5,596,402)	$(535,560)

Common shares issued for services performed	-	-	-	-	-	-	2,000,000	2,000	239,801	-	-	241,801
Common shares issued pursuant to note conversions	-	-	-	-	-	-	187,500	188	14,812	-	-	15,000
Maxim exchange agreement	-	-	-	-	129,559	129,559	(129,558,574)	(129,559)	-	-	-	-
Issuance of Series B preferred stock, net of discount	-	-	125,000	125	-	-	-	-	124,875	-	-	125,000
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	11,201	-	(11,201)	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	43,313	-	43,313
Net loss	-	-	-	-	-	-	-	-	-	-	(1,360,813)	(1,360,813)
Balances at June 30, 2019	1	$-	125,000	$125	129,559	$129,559	162,920,694	$162,921	$5,290,276	$(85,723)	$(6,968,416)	$(1,471,259)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

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

On June 24, 2020, we formed two wholly-owned subsidiaries, Crowdex Equity Inc. and Advancing Equality Financial Network, Inc.

Through our wholly owned subsidiary LifeApps, Inc., we are a licensed developer and publisher of apps for the Apple Apps Store for iPhone, iPod touch, iPad and iPad mini. We are also a licensed developer on both Google Play and Amazon Appstore for Android. We have distributed apps on all three platforms.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $10,503,660 and have negative working capital of $3,378,893 as of June 30, 2020. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of LGBTQ Loyalty Holdings, Inc. and our wholly owned subsidiaries, LGBTQ Loyalty, LLC, LifeApps Inc., Sports One Group Inc., Loyalty Preference Index, Inc, Crowdex Equity Inc. and Advancing Equality Financial Network, Inc. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Reclassifications

The Company has reclassified certain previously reported amounts in its consolidated financial statements. Accordingly, prior year amounts were reclassified to conform to the current year presentation. The reclassifications did not change the previously reported results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2020 and December 31, 2019, all of the Company’s cash and cash equivalents were held at one accredited financial institution and there were no uninsured amounts in excess of FDIC limits.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of June 30, 2020:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,253,922	$1,253,922
	$-	$-	$1,253,922	$1,253,922

	Fair Value Measurements
	as of December 31, 2019:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,111,879	$1,111,879
	$-	$-	$1,111,879	$1,111,879

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

For the three and six months ended June 30, 2020 and 2019 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three and six months ended June 30, 2020 and 2019, and the outstanding stock options and warrants are anti-dilutive. For the three and six months ended June 30, 2020 and 2019, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Six Months Ended
	June 30,
	2020	2019
Stock options outstanding	1,800,000	5,800,000
Shares to be issued upon conversion of notes	173,870,349	7,311,593
	175,670,349	13,111,593

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

At June 30, 2020 and December 31, 2019, intangible assets, net was $91,181 and $73,076, respectively. Amortization expense was $6,448 and $12,896, respectively, for the three and six months ended June 30, 2020.

Note 4. Notes Payable

As of June 30, 2020 and December 31, 2019, the Company has a note payable outstanding in the amount of $4,986 and $7,986, respectively. The note is past due at June 30, 2020 and is therefore in default. The note accrues interest at a rate of 2% per annum.

In January 2020, the Company issued a note payable to a lender for a principal amount of $50,000. The Company received proceeds of $47,500 and the note matured on February 5, 2020. As of June 30, 2020, the note is past due and in default.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matures on June 20, 2020. As of June 30, 2020, the note is past due and in default.

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

On May 26, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up May Note”. Pursuant to the terms of the Power Up May Note, the lender agreed to purchase from the Company, for a purchase price of $75,000, a 10% convertible note in the principal amount of $85,800. The Power Up May Note matures and becomes due and payable on May 26, 2021 and accrues interest at a rate of 10% per annum. The Power Up Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Power Up May Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price, which is the lowest Trading Price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

During the three and six months ended June 30, 2020, the Company recorded amortization of debt discount and original discount of $201,028 and $403,267, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the six months ended June 30, 2020:

Total
Balance as of December 31, 2019	$363,769
Issuance of convertible debenture - principal amount	287,100
Issuance of convertible debenture - debt discount and original issue discount	(287,100)
Amortization of debt discount and original issue discount	403,267
Balance as of June 30, 2020	$767,036

The following comprises the balance of the convertible debenture outstanding at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Principal amount outstanding	$1,365,190	$1,078,090
Less: Unamortized original issue discount	(41,313)	(62,779)
Less: Unamortized debt discount	(556,841)	(651,542)
	$767,036	$363,769

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

The original debentures had conversion features that resulted in derivative liabilities. We valued the conversion features at each origination date with the following assumptions, on a weighted-average basis:

Six Months
Ended
June 30, 2020
Risk-free interest rate	0.78%
Expected term (in years)	0.90
Expected volatility	161.9%
Expected dividend yield	0%
Exercise price of underlying common shares	$0.01

	Year Ended December 31, 2019
	Tranche 1	Tranche 2	Tranche 3	Warrants
Risk-free interest rate	2.11%	1.75%	1.67%	2.11%
Expected term (in years)	1.25	1.03	0.89	1.25
Expected volatility	312.4%	303.70%	326.88%	312.4%
Expected dividend yield	0%	0%	0%	0%
Exercise price of underlying common shares	$0.09	$0.04	$0.04	$0.08

During the six months ended June 30, 2020, the entire value of the principal of the debentures were assigned to the derivative liability and recognized as a debt discount on the convertible debentures. The debt discount is recorded as reduction (contra-liability) to the debentures and are being amortized over the initial term. The balance of $249,469 was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the six months ended June 30, 2020:

	Debenture	Warrants	Total
Balance as of December 31, 2019	$1,047,977	$63,902	$1,111,879
Initial fair value on issuance of convertible debenture	499,469	-	499,469
New warrant issuances	-	39,690	39,690
Common stock warrant exercises	-	(72,244)	(72,244)
Change in fair value of derivative liability	(293,524)	(31,348)	(324,872)
Balance as of June 30, 2020	$1,253,922	$-	$1,253,922

Note 7. Stockholders’ Equity (Deficit)

Common Stock

2020 Transactions

In January 2020, we issued 294,994 shares of common stock to a bridge noteholder in connection with promissory notes received.

During the six months ended June 30, 2020, we issued an aggregate of 10,052,318 shares of common stock to consultants for 2019 services which were accrued at a fair value of $459,417.

In March 2020, we issued 1,000,000 shares to Orlando Reece pursuant to his appointment to the Board of Directors.

In May 2020, we issued an aggregate of 11,942,161 shares to directors as compensation.

In April 2020, we issued 90,216 shares and 958,333 shares of common stock to a Series B Preferred Stock investor for accrued dividends and conversion of 25,000 shares of the Series B Preferred Stock.

In May 2020, we issued an aggregate of 12,889,267 shares of common stock to executives, officers and consultants for services rendered for a total fair value of $139,215.

In June 2020, two option holders exercised their outstanding options for a total of 4,000,000 shares of common stock at an exercise price of $0.0026. The value of $10,400 was converted from outstanding accounts payable.

During the six months ended June 30, 2020, we issued an aggregate of 4,170,000 shares of common stock to Pride Partners pursuant to warrant exercises. Refer to Note 8.

2019 Transactions

In January 2019, we entered into and closed a securities exchange under a Securities Exchange Agreement (the “Securities Exchange Agreement”) with LGBT Loyalty LLC (“LGBT Loyalty”) and Maxim Partners, LLC (“Maxim”), pursuant to which we acquired all of the membership interests of LGBT Loyalty, making LGBT Loyalty a wholly owned subsidiary of ours, in exchange for 120,959,996 shares (the “Shares”) of our restricted common stock and one share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Shares issued to Maxim represented, upon issuance, 49.99% of our then issued and outstanding shares of common stock. On March 29, 2019 an additional 8,598,578 shares were issued to Maxim for the conversion of the Series A Convertible Preferred Stock. LGBT Loyalty has no assets, liabilities nor operations at the exchange date, therefore, the value ascribed to the issued stock ($388,675) has been charged to operations as expenses of the merger. On June 4, 2019 we entered into a Securities Exchange Agreement with Maxim pursuant to which the Maxim exchanged 129,558,574 shares of common stock for 129,559 shares of our Series C Preferred Stock.

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

In March and April 2019, we issued an aggregate of 5,000,000 shares of common stock to five unrelated individuals in accordance with their appointment as directors of the Company.

During the six months ended June 30, 2019, we issued 26,586,204 shares of our common stock to a lender pursuant to note conversions.

Series B Convertible Preferred Stock

As of June 30, 2020, we had $8,625 in remaining accrued Series B dividends.

Note 8. Options and Warrants

Options

As of June 30, 2020 and December 31, 2019, we had 1,800,000 and 5,800,000 options, respectively, remaining outstanding pursuant to the 2012 Equity Incentive Plan.

There was no stock based compensation expense for options for the six months ended June 30, 2020 and 2019. There will be no additional compensation expense recognized in future periods.

Warrants

During the six months ended June 30, 2020, Pride exercised an aggregate of 4,170,000 shares of common stock pursuant to the exercise provisions of the warrant, including a simultaneous grant and exercise of 2,285,000 warrants. As of June 30, 2020, Pride had no outstanding warrants remaining. The Company received total proceeds of $93,342 a result of the warrant exercises.

In May 2020, we cancelled warrants that were issued in 2019 to board members to purchase an aggregate of 7,000,000 shares of our common stock. See Note 9.

On January 25, 2019 we issued warrants to two Company executives in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018. The warrants were fully exercised as described in Note 7 above.

The following is a summary of the warrant activity for the six months ended June 30, 2020:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2019	8,885,000	$0.04
Granted	2,285,000	0.08
Exercised	(4,170,000)	0.08
Forfeited	(7,000,000)	0.03
Outstanding as of June 30, 2020	-	$-

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

Notes Payable to Related Party

Notes payable to related parties at June 30, 2020 and December 31, 2019 totaled $17,885 with a 2% annual interest rate. Currently the Company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans.

Accrued Salaries

In March 2019, we issued an aggregate of 8,600,298 shares of our common stock pursuant to the automatic exercise of warrants issued to two current and prior company officers. The warrants were issued in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018.

As of June 30, 2020 and December 31, 2019, accrued salaries to our company officers and executive director totaled $193,552 and $91,352, respectively, and is included in accrued salaries and consulting fees in our consolidated balance sheets.

Board of Directors

In March 2020, the Company issued 1,000,000 shares to Orlando Reece pursuant to his appointment to the board, and recognized $17,800 in compensation expense.

In May 2020, we issued an aggregate of 11,942,161 shares to directors as compensation, including 3,942,161 shares pursuant to accrued monthly fees and 8,000,000 shares pursuant to 2020 annual compensation. In conjunction with this transaction, we cancelled 7,000,000 warrants that were issued to the board in December 2019. We accounted for the modification in accordance with ASC 718-20-35. Total fair value of the shares issued and warrant modification was $214,595.

In March and April 2019, we issued an aggregate of 5,000,000 shares of common stock to five unrelated individuals in accordance with their appointment as directors of the Company, and recognized $555,401 in compensation expense.

Total accrued directors’ compensation of $50,834 and $80,000 at June 30, 2020 and December 31, 2019, respectively, is included in accrued salaries and consulting fees on our consolidated balance sheets.

A board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. As of June 30, 2020 and December 31, 2019, we have $100,000 included as other receivables on our consolidated balance sheet, which represents amounts held in escrow at the Fund’s custodian.

Note 10. Subsequent Events

Management has evaluated all activity up to August 14, 2020 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

Effective July 14, 2020, the Company and Calvary Fund I LP entered into an amendment to the Calvary Note to extend the maturity date of the note from November 11, 2020 to December 31, 2020, prohibit any conversions of the note prior to October 31, 2020, and extend the prepayment option from August 9, 2020 to December 31, 2020.

On August 11, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with an unrelated entity. Pursuant to the terms of the SPA, the Purchaser agreed to purchase from the Company, for a purchase price of $132,000, a 12% Convertible Note (the “Note”) in the principal amount of $150,000. The Note matures and becomes due and payable on August 11, 2021 and accrues interest at a rate of 12% per annum while the Note remains outstanding. The Note may be prepaid on a monthly basis commencing six months after closing. The Note is convertible into shares of the Company’s common stock at any time at a conversion price (“Conversion Price”) equal to the lesser of (i) Current Market Price and (ii) the Variable Conversion Price. The Variable Conversion Price shall mean 100% multiplied by the Market Price (representing a discount rate of 0%). Market Price means the average of the previous 5 days volume weighted average price. In connection with the Note, the Company issued two common stock purchase warrants to purchase up to an aggregate of 15,000,000 shares of common stock (separately, "Warrant A" and "Warrant B", and together, the "Warrants" and each a "Warrant"), upon the terms and subject to the limitations and conditions set forth in the Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2020 and for the six months ended June 30, 2020 and 2019 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

On June 24, 2020, we formed two wholly-owned subsidiaries, Crowdex Equity Inc. (“Crowdex”) and Advancing Equality Financial Network, Inc. (“AEF”). AEF focuses on bringing to market and sales distribution a suite of thematic-ESG (Environmental, Social and Governance) Index financial products promoting diversity and inclusion (D&I) practices of leading corporations. This includes the first financial index branded as LGBTQ100 ESG Index (NYSE Index Ticker: LGBTQ100) representing 100 large-cap U.S. entities that are deemed the top LGBTQ Equality corporations. LGBTQ100 ESG Index was listed on the NYSE in Q4 of 2019.  Crowdex is currently in the process of finalizing a service provider relationship, which will be announced before the end of Q3 2020.

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

We intend to extend the LGBTQ Loyalty Index brand with future plans to develop indices with a focus on the ’Social’ component of ESG utilizing our proprietary financial slogan of “Advancing Equality” within other gender, minority interest groups.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. As of June 30, 2020, we have incurred losses to date of $10,503,660 and have negative working capital of $3,378,893. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

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

Results of Operations

Three months ended June 30, 2020 compared with the three months ended June 30, 2019

There were no revenues during the three months ended June 30, 2020 and 2019.

The following is a breakdown of our operating expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	Change $	Change %
Personnel costs	$284,508	$466,004	$(181,496)	-39%
Consulting fees	93,515	104,021	(10,506)	100%
Legal and professional fees	95,347	12,353	82,994	672%
Merger costs	-	-	-	100%
Sales and marketing	45	9,750	(9,705)	100%
General and administrative	20,736	1,435	19,301	1345%
Depreciation and amortization	6,448	-	6,448	100%
	$500,598	$593,563	$(92,965)	-16%

Personnel costs include officer salaries, directors’ compensation and deferred officer compensation. The decrease in personnel costs is primarily due to compensation associated with the formation of our board of directors in the second quarter 2019 as well as amortization of deferred compensation in the prior year.

Consulting fees decreased by $10,506 during the three months ended June 30, 2020, primarily due to costs paid to our former chief executive officer in the second quarter of 2019. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees increased by $95,347, primarily because of increased accounting and audit fees in 2020.

Sales and marketing expenses decreased in 2020 due to marketing efforts being halted with COVID-19.

General and administrative expenses increased by $19,301 in 2020 due to the increased activity in our operations, including travel, insurance and rent.

Depreciation and amortization expense was $6,448 in the three months ended June 30, 2020, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	Change $	Change %
Interest expense	$(376,472)	$(500,442)	123,970	-25%
Other income	3,000	-	3,000	100%
Change in derivative liability	442,626	(266,808)	709,434	-266%
	$69,154	$(767,250)	$836,404	-109%

Interest expense decreased by $123,970 in the three months ended June 30, 2020, primarily attributable to origination interest incurred on the Pride convertible debenture in June 2019.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $431,445 and $1,360,813 for the three months ended June 30, 2020 and 2019, respectively.

Six months ended June 30, 2020 compared with the six months ended June 30, 2019

Revenues for the six months ended June 30, 2020 and 2019 were $560 and $2,064, respectively. Revenues were primarily from the sale of sports apparel and health and fitness products. We continue to have a limited number of apps in the Apple App store.

The following is a breakdown of our operating expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	Change $	Change %
Personnel costs	$499,462	$897,667	$(398,205)	-44%
Consulting fees	168,015	104,021	63,994	100%
Legal and professional fees	222,342	179,361	42,981	24%
Merger costs	-	388,675	(388,675)	100%
Sales and marketing	7,590	9,750	(2,160)	100%
General and administrative	70,728	47,151	23,577	50%
Depreciation and amortization	12,896	-	12,896	100%
	$981,033	$1,626,625	$(645,592)	-40%

Personnel costs include officer salaries, directors’ compensation and deferred officer compensation. The decrease in personnel costs is primarily due to compensation associated with the formation of our board of directors in six months ended June 30, 2019 as well as amortization of deferred compensation in the prior year.

Consulting fees increased by $63,994 during 2020 primarily due to stock compensation to various consultants during the six months ended June 30, 2020.

Legal and professional fees increased by $42,981 primarily due to increased accounting and auditing costs.

Merger costs represents expenses incurred upon the acquisition of LGBT Loyalty LLC in March 2019.

Sales and marketing expenses decreased in 2020 due to marketing efforts being halted with COVID-19.

General and administrative expenses increased by $23,577 in 2020 due to the increased activity in our operations, including travel, insurance and rent.

Depreciation and amortization expense was $12,896 in the six months ended June 30, 2020, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	Change $	Change %
Interest expense	$(737,312)	$(489,893)	(247,419)	51%
Other income	3,000	-	3,000	100%
Change in derivative liability	324,872	(962,527)	1,287,399	-134%
	$(409,440)	$(1,452,420)	$1,042,980	-72%

Interest expense increased by $247,419 in the six months ended June 30, 2020, primarily attributable to origination interest on 2020 debentures and amortization of debt discount in connection with our convertible debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $1,389,913 and $3,076,981 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of June 30, 2020, we had no cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of June 30, 2020, we had a working capital deficit of $3,378,893 as compared to a working capital deficit of $2,947,521 at December 31, 2019.

During the six months ended June 30, 2020 and 2019, operations used cash of $373,030 and $374,122, respectively.

During the six months ended June 30, 2020 and 2019, net cash used in investing activities was $31,000 and $39,500, respectively, primarily attributable to capitalized costs pertaining to the development of the LGBTQ100 ESG Index and ETF website.

From February to May 2020, we received $250,000 in proceeds from the issuance of three convertible debentures. In January 2020, we received $47,500 pursuant to a bridge note agreement. We also received $93,343 from the exercise of warrants. We received $125,000 proceeds from the issuance of Series B convertible preferred stock and $500,000 proceeds from the issuance of the Pride convertible debenture during the six months ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At June 30, 2020 the outstanding balance was approximately $4,986.

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

LGBTQ LOYALTY HOLDINGS, INC.

August 14, 2020	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGBTQ LOYALTY HOLDINGS, INC.

August 14, 2020	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

