Form 10-Q
period 2020-09-30
LGBTQ Loyalty Holdings, Inc.
filed 2020-11-16
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 14, 2020 the Company had 214,614,749 shares of common stock, $0.001 par value, issued and outstanding.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$243,902	$13,188
Other receivables	100,000	100,000
Other current assets	6,925	9,220
Total current assets	350,827	122,408
Property and equipment, net	1,800	1,800
Intangible assets, net	84,733	73,076
Total assets	$437,360	$197,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,017,090	$772,065
Accrued salaries and consulting fees	399,696	650,133
Accrued interest and dividends	171,588	71,212
Notes payable	128,986	82,986
Notes payable to related party	66,560	17,885
Convertible notes payable, net of debt discount	944,379	363,769
Derivative liability on convertible notes payable	1,291,732	1,111,879
Total liabilities	4,020,031	3,069,929

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding, respectively	-	-
Series B, 500,000 shares designated, 50,000 and 75,000 shares issued and outstanding, respectively	50	75
Series C, 129,559 shares designated, 129,559 and no shares issued and outstanding, respectively	130	130
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 216,698,082 and 169,217,460 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	216,699	169,217
Additional paid-in capital	7,091,797	6,035,547
Accumulated deficit	(10,891,347)	(9,077,614)
Total stockholders’ equity (deficit)	(3,582,671)	(2,872,645)
Total liabilities and stockholders’ equity (deficit)	$437,360	$197,284

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$-	$748	$560	$2,812
Cost of net revenue	-	-	-	-
Gross profit	-	748	560	2,812

Operating expenses:
Personnel costs	60,979	119,608	560,441	1,017,275
Consulting fees	93,444	375,041	261,459	479,062
Legal and professional fees	140,873	36,606	363,216	215,967
Merger costs	-	-	-	388,675
Sales and marketing	25,392	31,989	32,982	41,739
General and administrative	89,698	118,667	160,424	165,818
Depreciation and amortization	6,448	100	19,344	100
Total operating expenses	416,834	682,011	1,397,866	2,308,636

Loss from operations	(416,834)	(681,263)	(1,397,306)	(2,305,824)

Other income (expense):
Interest expense	(436,939)	(199,170)	(1,174,251)	(1,384,782)
Other income	-	-	3,000	-
Change in derivative liability	481,046	(225,593)	805,918	(492,401)
Total other income (expense), net	44,107	(424,763)	(365,333)	(1,877,183)

Provision for income taxes	-	-	-	-
Net loss	$(372,727)	$(1,106,026)	$(1,762,639)	$(4,183,007)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding – basic and diluted	214,661,045	163,569,530	196,571,521	234,277,621

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,762,639)	$(4,183,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	584,445	124,660
Change in fair value of derivative liability	(805,918)	492,401
Financing related costs - debt	471,328	1,272,879
Merger expenses	-	388,675
Stock-based compensation expense	213,276	562,901
Officer deferred compensation	-	109,331
Depreciation and amortization	19,344	-
Changes in operating assets and liabilities:
Accounts payable	245,024	232,247
Accrued salaries and consulting fees	369,960	115,682
Accrued interest and dividends	100,377	37,435
Net cash used in operating activities	(564,803)	(846,796)
Cash flows from investing activities:
Purchases of property and equipment	-	(2,000)
Investment in intangible assets	(31,000)	(47,500)
Net cash used in investing activities	(31,000)	(49,500)
Cash flows from financing activities:
Proceeds from issuance of convertible debenture agreements	637,000	700,000
Net proceeds (repayments) from promissory note agreements	96,175	(7,088)
Proceeds from Series B preferred stock	-	125,000
Proceeds from exercise of warrants	93,342	51,569
Net cash provided by financing activities	826,517	869,481
Net increase (decrease) in cash	230,714	(26,815)
Cash at beginning of period	13,188	40,908
Cash at end of period	$243,902	$14,093

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$27,500	$-

Supplemental disclosure of non-cash financing activities:
Conversion of accrued consulting fees into common shares	$617,750	$348,312
Exercise of common stock warrants - derivative liability	$32,742	$-
Amortization of preferred stock discount	$45,056	$-
Exercise of options	$10,400	$-
Conversion of notes payable	$15,000	$98,383
Warrants issued in connection with debt	$41,396	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock								Additional			Total
	Series A		Series B		Series C		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balances at June 30, 2020	-	$-	50,000	$50	129,559	$130	214,614,749	$214,615	$7,002,953	$-	$(10,503,660)	$(3,285,912)
Warrants issued in connection with convertible debenture	-	-	-	-	-	-	-	-	41,396	-	-	41,396
Debenture conversions	-	-		-	-	-	2,083,333	2,083	34,212	-	-	36,295
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	13,236	-	(13,236)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(1,725)	(1,725)
Net loss	-	-	-	-	-	-	-	-	-	-	(372,726)	(372,726)
Balances at September 30, 2020	-	$-	50,000	$50	129,559	$130	216,698,082	$216,698	$7,091,797	$-	$(10,891,347)	$(3,582,672)

Balances at December 31, 2019	-	$-	75,000	$75	129,559	$130	169,217,460	$169,217	6,035,547	$-	$(9,077,614)	$(2,872,645)
Common shares issued in connection with notes payable	-	-	-	-	-	-	294,994	296	9,704	-	-	10,000
Common shares issued for accrued services	-	-	-	-	-	-	6,662,312	6,662	311,338	-	-	318,000
Common shares issued to board of directors	-	-	-	-	-	-	12,942,161	12,942	219,452	-	-	232,394
Common shares issued for services and compensation	-	-	-	-	-	-	16,279,273	16,279	264,352	-	-	280,631
Exercise of common stock warrants	-	-	-	-	-	-	4,170,000	4,170	121,914	-	-	126,084
Exercise of stock options	-	-	-	-	-	-	4,000,000	4,000	6,400	-	-	10,400
Warrants issued in connection with convertible debenture	-	-	-	-	-	-	-	-	41,396	-	-	41,396
Debenture conversions	-	-	-	-	-	-	2,083,333	2,083	34,212	-	-	36,295
Conversion of Series B preferred stock for common shares	-	-	(25,000)	(25)	-	-	958,333	959	(934)	-	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	90,216	90	3,360	-	-	3,450
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	45,056	-	(45,056)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(6,038)	(6,038)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,762,639)	(1,762,639)
Balances at September 30, 2020	-	$-	50,000	$50	129,559	$130	216,698,082	$216,698	$7,091,797	$-	$(10,891,347)	$(3,582,672)

	Preferred Stock								Additional			Total
	Series A		Series B		Series C		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balances at June 30, 2019	-	$-	125,000	$125	129,559	$130	162,920,724	$162,921	$5,290,276	$(85,723)	$(6,968,416)	$(1,471,257)
Conversion of Series B preferred stock	-	-	(100,000)	(25)	-	-	734,918	735	(710)	-	-	-
Amortization and revaluation of preferred stock discount	-	-	-	-	-	-	-	-	9,301	-	(9,301)	-
Issuance of Series B dividend shares	-	-	-	-	-	-	16,794	17	1,421	-	-	1,438
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	43,313	-	43,313
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(8,338)	(8,338)
Debenture conversions	-	-	-	-	-	-	427,500	427	45,620	-	-	46,047
Exercise of common stock warrants	-	-	-	-	-	-	1,405,000	1,405	116,155	-	-	117,560
Net loss	-	-	-	-	-	-	-	-	-	-	(1,106,026)	(1,106,026)
Balances at September 30, 2019	-	$-	25,000	$100	129,559	$130	165,504,936	$165,505	$5,462,063	$(42,410)	$(8,092,081)	$(2,377,263)

Balances at December 31, 2018	-	$-	-	$-	-	$-	121,984,192	$121,984	$3,242,449	$(195,054)	$(3,880,234)	$(710,855)
Merger with Maxim Partners	1	-	-	-	-	-	129,558,574	129,559	259,116	-	-	388,675
Common shares issued for related party debt conversions	-	-	-	-	-	-	8,600,298	8,600	339,712	-	-	348,312
Maxim exchange agreement	(1)	-	-	-	129,559	129,559	(129,558,574)	(129,559)	-	-	-	0
Common shares issued pursuant to note conversions	-	-	-	-	-	-	26,586,234	26,587	750,773	-	-	777,360
Common shares issued for services performed	-	-	-	-	-	-	5,250,000	5,250	557,651	-	-	562,901
Exercise of stock options	-	-	-	-	-	-	500,000	500	4,500	-	-	5,000
Debenture conversions	-	-	-	-	-	-	427,500	427	45,620	-	-	46,047
Exercise of common stock warrants	-	-	-	-	-	-	1,405,000	1,405	116,155	-	-	117,560
Issuance of Series B dividend shares	-	-	-	-	-	-	16,794	17	1,421	-	-	1,438
Issuance of Series B preferred stock, net of discount	-	-	125,000	125	-	-	-	-	124,875	-	-	125,000
Conversion of Series B preferred stock	-	-	(25,000)	(25)	-	-	734,918	735	(710)	-	-	-
Amortization and revaluation of preferred stock discount	-	-	-	-	-	-	-	-	9,301	-	(9,301)	-
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	11,201	-	(11,201)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	(8,338)	(8,338)
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	152,644	-	152,644
Net loss	-	-	-	-	-	-	-	-	-	-	(4,183,007)	(4,183,007)
Balances at September 30, 2019	-	$-	100,000	$100	129,559	$130	165,504,936	$165,505	$5,462,063	$(42,410)	$(8,092,081)	$(2,377,263)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LGBTQ Loyalty Holdings, Inc. (formerly LifeApps Brands Inc.), including its subsidiaries.

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating the first LGBTQ Loyalty Preference Index ETF (the “Index ETF”) to provide the LGBTQ community with the power to influence the allocation of capital within a financial Index ETF based upon LGBTQ consumer preferences. The Index ETF is intended to link the growing economic influence of the LGBTQ community and their allies with many of the top Fortune 500 companies that support and implement diversity, inclusion and equality policies within their organizations. The incorporation of diversity and inclusion in a company’s recruitment and human resource policies is becoming a key concern to investors as part of their growing focus on Environment, Social and Corporate Governance (“ESG”) allocations. Our data and analytics unequivocally reinforce that corporations that have embraced diversity and inclusion policies within their corporate culture perform at a higher level financially than their peers. This includes advancing a more invigorated workforce that attracts and retains the best talent. Innovation and agility have been identified as great benefits of diversity, and there is an increasing awareness of what has come to be known as ‘the power of difference’.

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the licensed Fund Adviser ProcureAM, and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The Fund earns management fees based on assets under management (“AUM”) and is expected to launch in the first quarter of 2021 on the NASDAQ.

On June 24, 2020, we formed two wholly-owned subsidiaries, Crowdex Equity Inc. and Advancing Equality Financial Network, Inc.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $10,891,347 and have negative working capital of $3,669,204 as of September 30, 2020. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of September 30, 2020:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,291,732	$1,291,732
	$-	$-	$1,291,732	$1,291,732

	Fair Value Measurements
	as of December 31, 2019:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,111,879	$1,111,879
	$-	$-	$1,111,879	$1,111,879

Other Receivables – Related Party

Other receivables represent amounts held in escrow at the Fund’s custodian. The Company expects to retrieve the funds upon commencement of the Fund’s operations.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three and nine months ended September 30, 2020 and 2019, and the outstanding stock options and warrants are anti-dilutive. For the three and nine months ended September 30, 2020 and 2019, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Nine Months Ended
	September 30,
	2020	2019
Stock options outstanding	1,800,000	5,800,000
Warrants	7,500,000	-
Shares to be issued upon conversion of notes	260,440,810	17,961,345
	269,740,810	23,761,345

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

At September 30, 2020 and December 31, 2019, intangible assets, net was $84,733 and $73,076, respectively. Amortization expense was $6,448 and $19,344, respectively, for the three and nine months ended September 30, 2020.

Note 4. Notes Payable

As of September 30, 2020 and December 31, 2019, the Company has a note payable outstanding in the amount of $3,986 and $7,986, respectively. The note is past due at September 30, 2020 and is therefore in default. The note accrues interest at a rate of 2% per annum.

In January 2020, the Company issued a note payable to a lender for a principal amount of $50,000. The Company received proceeds of $47,500 and the note matured on February 5, 2020. As of September 30, 2020, the note is past due and in default. As of September 30, 2020 and December 31, 2019, the outstanding balance was $50,000.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matures on June 20, 2020. As of September 30, 2020, the note is past due and in default. As of September 30, 2020 and December 31, 2019, the outstanding balance was $75,000.

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

On March 10, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up Note”). Pursuant to the terms of the Power Up Note, the lender agreed to purchase from the Company, for a purchase price of $75,000, a 10% convertible note in the principal amount of $85,800. The Power Up Note matures and becomes due and payable on March 10, 2021 and accrues interest at a rate of 10% per annum. The Power Up Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Power Up Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price, which is the lowest Trading Price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor. As of September 30, 2020, the noteholder had converted $15,000 in principal for 2,083,333 shares of common stock.

On May 26, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up May Note”). Pursuant to the terms of the Power Up May Note, the lender agreed to purchase from the Company, for a purchase price of $75,000, a 10% convertible note in the principal amount of $85,800. The Power Up May Note matures and becomes due and payable on May 26, 2021 and accrues interest at a rate of 10% per annum. The Power Up Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

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

On August 11, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with Auctus Fund, LLC (“Auctus”). Pursuant to the terms of the SPA, the Purchaser agreed to purchase from the Company, for a purchase price of $132,000, a 12% Convertible Note in the principal amount of $150,000. The Note matures and becomes due and payable on August 11, 2021 and accrues interest at a rate of 12% per annum while the Note remains outstanding. The Note may be prepaid on a monthly basis commencing six months after closing. The Note is convertible into shares of the Company’s common stock at any time at a conversion price (“Conversion Price”) equal to the lesser of (i) Current Market Price and (ii) the Variable Conversion Price. The Variable Conversion Price shall mean 100% multiplied by the Market Price (representing a discount rate of 0%). Market Price means the average of the previous 5 days volume weighted average price. In connection with the Note, the Company issued two common stock purchase warrants to purchase up to an aggregate of 15,000,000 shares of common stock (separately, “Warrant A” and “Warrant B”, and together, the “Warrants” and each a “Warrant”), upon the terms and subject to the limitations and conditions set forth in the Note. As of September 30, 2020, one warrant to purchase 7,500,000 shares was issued and outstanding to Auctus. The fair value of the warrants was determined to be $45,068 and was recorded as a debt discount to the note.

On September 28, 2020, the Company entered into a convertible promissory note (“JSJ Note”) with JSJ Investments, Inc., pursuant to which JSJ purchased from the Company, at a purchase price of $100,000, a 10% Convertible Note in the principal amount of $108,000.

The JSJ Note accrues interest at a rate of 10% per annum and matures on September 28, 2021. The JSJ Note, plus all accrued but unpaid interest and other amounts due on the JSJ Note, may be prepaid at any time prior to the maturity date. Upon an event of default, the interest rate shall increase to 18% for as long as the event of default is continuing (“Default Interest”). At any time on or after the Maturity Date, the Company may repay the then outstanding principal plus accrued interest and Default Interest, if any, to JSJ.

The JSJ Note is convertible into shares of the Company’s common stock at any time after 180 days from the issuance date. The conversion price is 60% multiplied by the lowest trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the date of a conversion notice.

On September 29, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up September Note”). Pursuant to the terms of the Power Up September Note, the lender agreed to purchase from the Company, for a purchase price of $80,000, a 10% convertible note in the principal amount of $91,300. The Power Up September Note matures and becomes due and payable on September 29, 2021 and accrues interest at a rate of 10% per annum. The Power Up September Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Power Up September Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price, which is the lowest Trading Price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

On March 11, 2020, the Company entered into a Securities Purchase Agreement (the “EMA Note”) with EMA Financial, LLC. Pursuant to the terms of the EMA Note, EMA agreed to purchase from the Company, for a purchase price of $75,000, a 10% Convertible Note in the principal amount of $85,000.

The EMA Note accrues interest at a rate of 10% per annum and matures on November 5, 2020. The EMA Note, plus all accrued but unpaid interest and other amounts due on the EMA Note, may be prepaid at any time prior to the maturity date.

The EMA Note is convertible into shares of the Company’s common stock. The conversion price shall be the lower of: (i) the lowest closing price of the common stock during the preceding 20 trading day period ending on the latest complete trading day prior to March 11, 2020, (ii) $0.04, or (iii) 60% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading days on which at least 100 shares of common stock were traded including and immediately preceding the conversion date. Additional discounts to the conversion price and penalties will apply if certain events occur, including if the closing price drops below $0.015, if the Company’s stock is subject to a DTC chill, or if the EMA Note cannot be converted in free trading shares after 181 days from the issuance date.

Effective as of September 29, 2020, the Company and EMA entered into an Amendment to the Note (the “EMA Amendment”), pursuant to which EMA and the Company agreed to amend the issuance date of the EMA Note from March 11, 2020 to September 29, 2020 and to extend the maturity date of the EMA Note from November 5, 2020 to September 29, 2021.

During the three and nine months ended September 30, 2020, the Company recorded amortization of debt discount and original discount of $181,681 and $584,445, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the nine months ended September 30, 2020:

Total
Balance as of December 31, 2019	$363,769
Issuance of convertible debenture - principal amount	721,400
Issuance of convertible debenture - debt discount and original issue discount	(725,235)
Amortization of debt discount and original issue discount	584,445
Balance as of September 30, 2020	$944,379

The following comprises the balance of the convertible debenture outstanding at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Principal amount outstanding	$1,784,490	$1,078,090
Less: Unamortized original issue discount	(53,118)	(62,779)
Less: Unamortized debt discount	(786,993)	(651,542)
	$944,379	$363,769

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

The original debentures had conversion features that resulted in derivative liabilities. We valued the conversion features at each origination date with the following assumptions, on a weighted-average basis:

Nine Months
Ended
September 30, 2020
Risk-free interest rate	0.39%
Expected term (in years)	0.96
Expected volatility	191.1%
Expected dividend yield	0%
Exercise price of underlying common shares	$0.01

	Year Ended December 31, 2019
	Tranche 1	Tranche 2	Tranche 3	Warrants
Risk-free interest rate	2.11%	1.75%	1.67%	2.11%
Expected term (in years)	1.25	1.03	0.89	1.25
Expected volatility	312.4%	303.70%	326.88%	312.4%
Expected dividend yield	0%	0%	0%	0%
Exercise price of underlying common shares	$0.09	$0.04	$0.04	$0.08

During the nine months ended September 30, 2020, the entire value of the principal of the debentures were assigned to the derivative liability and recognized as a debt discount on the convertible debentures. The debt discount is recorded as reduction (contra-liability) to the debentures and are being amortized over the initial term. The balance of $440,182 was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the nine months ended September 30, 2020:

	Debenture	Warrants	Total
Balance as of December 31, 2019	$1,047,977	$63,902	$1,111,879
Initial fair value on issuance of convertible debenture	1,039,620	-	1,039,620
Debenture conversions	(21,296)	-	(21,296)
New warrant issuances	-	39,690	39,690
Common stock warrant exercises	-	(72,244)	(72,244)
Change in fair value of derivative liability	(774,569)	(31,348)	(805,917)
Balance as of September 30, 2020	$1,291,732	$-	$1,291,732

Note 7. Stockholders’ Equity (Deficit)

Common Stock

2020 Transactions

In January 2020, we issued 294,994 shares of common stock to a bridge noteholder in connection with promissory notes received.

During the nine months ended September 30, 2020, we issued an aggregate of 10,052,318 shares of common stock to consultants for 2019 services which were accrued at a fair value of $459,417.

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

During the nine months ended September 30, 2020, we issued an aggregate of 4,170,000 shares of common stock to Pride Partners pursuant to warrant exercises. Refer to Note 8.

In September 2020, the Company issued 2,083,333 shares of common stock pursuant to conversion of a debenture in the principal amount of $15,000.

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

During the nine months ended September 30, 2019, we issued 26,586,204 shares of our common stock to a lender pursuant to note conversions.

During the nine months ended September 30, 2019, we issued 427,500 shares and 1,405,000 shares to Pride pursuant to debenture conversions and exercise of common stock warrants.

Series B Convertible Preferred Stock

As of September 30, 2020, we had $10,350 in remaining accrued Series B dividends.

Note 8. Options and Warrants

Options

As of September 30, 2020 and December 31, 2019, we had 1,800,000 and 5,800,000 options, respectively, remaining outstanding pursuant to the 2012 Equity Incentive Plan.

There was no stock based compensation expense for options for the nine months ended September 30, 2020 and 2019. There will be no additional compensation expense recognized in future periods.

Warrants

During the nine months ended September 30, 2020, Pride exercised an aggregate of 4,170,000 shares of common stock pursuant to the exercise provisions of the warrant, including a simultaneous grant and exercise of 2,285,000 warrants. As of September 30, 2020, Pride had no outstanding warrants remaining. The Company received total proceeds of $93,342 a result of the warrant exercises.

In May 2020, we cancelled warrants that were issued in 2019 to board members to purchase an aggregate of 7,000,000 shares of our common stock. See Note 9.

In August 2020, we issued 7,500,000 shares to Auctus in connection with the Auctus Note. The exercise price of the Auctus Warrants is $0.15 per share.

On January 25, 2019 we issued warrants to two Company executives in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018. The warrants were fully exercised as described in Note 7 above.

The following is a summary of the warrant activity for the nine months ended September 30, 2020:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2019	8,885,000	$0.04
Granted	9,785,000	0.03
Exercised	(4,170,000)	0.08
Forfeited	(7,000,000)	0.03
Outstanding as of September 30, 2020	7,500,000	$0.02

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

Notes Payable to Related Party

During the quarter ended September 30, 2020, the Company received proceeds of $48,675 pursuant to short-term promissory notes with related parties. Currently the Company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans.

Accrued Salaries

In March 2019, we issued an aggregate of 8,600,298 shares of our common stock pursuant to the automatic exercise of warrants issued to two current and prior company officers. The warrants were issued in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018.

As of September 30, 2020 and December 31, 2019, accrued salaries to our company officers and executive director totaled $193,552 and $91,352, respectively, and is included in accrued salaries and consulting fees in our consolidated balance sheets.

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

Total accrued directors’ compensation of $50,834 and $80,000 at September 30, 2020 and December 31, 2019, respectively, is included in accrued salaries and consulting fees on our consolidated balance sheets.

A board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. As of September 30, 2020 and December 31, 2019, we have $100,000 included as other receivables on our consolidated balance sheet, which represents amounts held in escrow at the Fund’s custodian.

Note 10. Subsequent Events

Management has evaluated all activity up to November 16, 2020 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

In October 2020, the Company issued 16,718,951 shares of common stock pursuant to conversion of a debenture in the principal amount of $74,700.

On October 8, 2020, the Company entered into a Securities Purchase Agreement (the “Auctus October Note”) with Auctus Fund, Pursuant to the terms of the Auctus October Note, Auctus agreed to purchase from the Company, for a purchase price of $300,000: (i) a Convertible Promissory Note in the principal amount of $300,000 (the “Auctus Note”); (ii) a common stock purchase warrant permitting Auctus to purchase up to 100,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $0.015 per share (the “Warrant A”); and (iii) a common stock purchase warrant permitting Auctus to purchase up to 100,000,000 shares of the Company’s Common Stock at an exercise price of $0.015 per share (the “Warrant B”) and together with the Warrant A, the “Warrants”).

The Auctus October Note accrues interest at a rate of 12% per annum and matures on October 8, 2021. The Auctus October Note is convertible into shares of the Company’s Common Stock, subject to the adjustments described therein. The conversion price shall be the “Market Price” which is defined as the volume weighted average price for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the highly regarded licensed Fund Adviser ProcureAM, a wholly owned subsidiary of Procure Holdings, LLC., which is through our platform service agreement (“PSA”), and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The Fund earns management fees based on assets under management (“AUM”) and is expected to launch in Q1 - 2021 on the NASDAQ.

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

New initiatives in 2020 include a plan to create ancillary revenue streams to complement and support this unique platform for the top 100 Equality driven Corporations in America represented in the LGBTQ100 Index. We believe our index will reward and elevate the status of those corporations that have adopted diversity and inclusion best practices, cared for their employees and positively impacted LGBTQ communities. Expert LGBTQ economists have repeatedly stressed the value of the LGBTQ brand loyalty to corporations. We consider the companies that best capture the spending trends and loyalty of the LGBTQ consumer will be better positioned for financial growth and success. Given the opportunity to link to the power and status generated between the LGBTQ community, these companies and their own workforce, we will launch a Partner Loyalty Program which includes benefits afforded to defined sponsorship tiers. The LGBTQ Loyalty Sponsorship is designed to attract the significant marketing dollars Fortune 500 companies are allocating to D&I programs with an opportunity to purchase LGBTQ Loyalty Sponsorship packages, including participation and brand exposure at planned conferences and events. Companies will be offered the opportunity to purchase LGBTQ Loyalty Sponsorship packages starting in Q1-2021.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $10,891,347 and have negative working capital of $3,669,204 as of September 30, 2020. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended September 30, 2020 compared with the three months ended September 30, 2019

There were no revenues during the three months ended September 30, 2020, and revenues of $748 for the three months ended September 30, 2019.

The following is a breakdown of our operating expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change $	Change %
Personnel costs	$60,979	$119,608	$(58,629)	-49%
Consulting fees	93,444	375,041	(281,597)	-75%
Legal and professional fees	140,873	36,606	104,267	285%
Sales and marketing	25,392	31,989	(6,597)	-21%
General and administrative	89,698	118,667	(28,971)	-24%
Depreciation and amortization	6,448	100	6,348	100%
	$416,834	$682,011	$(265,177)	-39%

Personnel costs include officer salaries, directors’ compensation and deferred officer compensation. The decrease in personnel costs is primarily due to amortization of deferred compensation in the prior year.

Consulting fees decreased by $281,5957 during the nine months ended September 30, 2020, primarily due to the initial development of the Index in the third quarter of 2019. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees increased by $104,267, primarily because of increased accounting and audit fees in 2020.

Sales and marketing expenses decreased in 2020 due to marketing efforts being halted with COVID-19.

General and administrative expenses decreased by $28,870 in 2020 due to decreased travel and other cost cutting measures in our operations.

Depreciation and amortization expense was $6,448 in the three months ended September 30, 2020, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change $	Change %
Interest expense	$(436,939)	$(199,170)	(237,769)	119%
Other income	-	-	-	0%
Change in derivative liability	481,046	(225,593)	706,639	-313%
	$44,107	$(424,763)	$468,870	-110%

Interest expense increased by $237,769 in the three months ended September 30, 2020, primarily attributable to origination interest and amortization of debt discount of the various debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $372,727 and $1,106,026 for the three months ended September 30, 2020 and 2019, respectively.

Nine months ended September 30, 2020 compared with the nine months ended September 30, 2019

Revenues for the nine months ended September 30, 2020 and 2019 were $560 and $2,812, respectively. Revenues were primarily from the sale of sports apparel and health and fitness products. We continue to have a limited number of apps in the Apple App store.

The following is a breakdown of our operating expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change $	Change %
Personnel costs	$560,441	$1,017,275	$(456,834)	-45%
Consulting fees	261,459	479,062	(217,603)	-45%
Legal and professional fees	363,216	215,967	147,249	68%
Merger costs	-	388,675	(388,675)	-100%
Sales and marketing	32,982	41,739	(8,757)	-21%
General and administrative	160,425	165,818	(5,393)	-3%
Depreciation and amortization	19,344	100	19,244	19244%
	$1,397,867	$2,308,636	$(910,769)	-39%

Personnel costs include officer salaries, directors’ compensation and deferred officer compensation. The decrease in personnel costs is primarily due to compensation associated with the formation of our board of directors in nine months ended September 30, 2019 as well as amortization of deferred compensation in the prior year.

Consulting fees decreased by $217,603 during the nine months ended September 30, 2020, primarily due to the initial development of the Index in 2019.

Legal and professional fees increased by $147,249 primarily due to increased accounting and auditing and public relations costs.

Merger costs represents expenses incurred upon the acquisition of LGBT Loyalty LLC in March 2019.

Sales and marketing expenses decreased in 2020 due to marketing efforts being halted with COVID-19.

General and administrative expenses decreased by $5,393 in 2020.

Depreciation and amortization expense was $19,344 in the nine months ended September 30, 2020, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change $	Change %
Interest expense	$(1,174,251)	$(1,384,782)	210,531	-15%
Other income	3,000	-	3,000	100%
Change in derivative liability	805,918	(492,401)	1,298,319	-264%
	$(365,333)	$(1,877,183)	$1,511,850	-81%

Interest expense increased by $210,531 in the nine months ended September 30, 2020, primarily attributable to origination interest on 2020 debentures and amortization of debt discount in connection with our convertible debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $1,762,639 and $4,183,007 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of September 30, 2020, we had no cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of September 30, 2020, we had a working capital deficit of $3,669,204 and $3,682,790 as compared to a working capital deficit of $2,947,521 at December 31, 2019.

During the nine months ended September 30, 2020 and 2019, operations used cash of $564,803 and $846,796, respectively.

During the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $31,000 and $49,500, respectively, primarily attributable to capitalized costs pertaining to the development of the LGBTQ100 ESG Index and ETF website.

During 2020, we received an aggregate of $637,000 in proceeds from the issuance of convertible debentures and $96,175 in proceeds from short-term promissory note agreements. We also received $93,343 from the exercise of warrants. We received $125,000 proceeds from the issuance of Series B convertible preferred stock , $700,000 in proceeds from the issuance of the Pride convertible debenture and $51,569 from the exercise of warrants during the nine months ended September 30, 2019.

We will continue to seek out additional capital in the form of debt or equity under the most favorable terms we can find.

The Company is currently, and has for some time, been in financial distress. It has no cash resources and current assets and has no ongoing source of revenue. Management is continuing to address numerous aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, and regulatory compliance, and has taken steps to continue to raise new debt and equity capital to fund the Company’s business activities.

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis and regularly evaluates various measures to satisfy the Company’s liquidity needs. Though the Company actively pursues opportunities to finance its operations through external sources of debt and equity financing, there can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective due to a lack of audit committee and segregation of duties caused by limited personnel to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 14, 2020, which may be accessed via EDGAR through the Internet at www.sec.gov (the “2019 Form 10-K”). The Risk Factors set forth in the 2019 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2019 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Other than what has previously been disclosed in public filings, there are no new sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At September 30, 2020 the outstanding balance was approximately $3,986.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGBTQ LOYALTY HOLDINGS, INC.

November 16, 2020	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

November 16, 2020	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

