Form 10-K
period 2020-12-31
LGBTQ Loyalty Holdings, Inc.
filed 2021-04-15
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2020

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

As of June 30, 2020, there were 169,217,460 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 75,219,367 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was approximately $1,083,159 as of June 30, 2020, based on the closing price of $0.0144 per share of the common stock on June 30, 2020.

As of April 15, 2021, there were 473,098,618 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Organizational History

Through our formerly wholly owned subsidiary LifeApps, Inc., we are a licensed developer and publisher of apps for the Apple Apps Store for iPhone, iPod touch, iPad and iPad mini. We are also a licensed developer on both Google Play and Amazon Appstore for Android. We have distributed apps on all three platforms. We are currently not targeting our revenue strategy on further development of additional apps or updating or expanding on apps that we have developed but, will instead, make our primary focus the development and operation of various new business operations that we intend to establish.

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

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”), we launched the LGBTQ100 ESG Index (or “LGBTQ100”) which references LGBTQ community survey data in the methodology for a benchmark listing of the nation’s highest financially performing companies that our respondents believe are most committed to advancing equality. In 2020, LPI was renamed to Advancing Equality Preference, Inc. (“AEP”)

Our fiscal year end is December 31.

Unless the context indicates otherwise, all references in this Annual Report to “LifeApps®” “the Company,” “we,” “us” and “our” refer to LGBTQ Loyalty Holdings, Inc. and its subsidiaries, LGBT Loyalty LLC and Advancing Equality Preference, Inc.

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

As we move into 2021, our focus will be to build on this momentum and grow both revenues for our platform and Assets Under Management (AUM).

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

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the highly regarded licensed Fund Adviser ProcureAM, a wholly owned subsidiary of Procure Holdings, LLC., which is through our platform service agreement (“PSA”), and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The Fund earns management fees based on assets under management (“AUM”) and is expected to launch in Q3 - 2021 on the NASDAQ.

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

Revenue

The Company focus in 2019 and 2020 was to create and launch our first of many financial Index products through an equality driven thematic ESG screened and alpha performance benchmark. The Company achieved this through its LGBTQ100 ESG Index listing and performance on the NYSE starting on October 30, 2019. In 2020 our collective efforts and focus is to monetize and scale our model by capturing recurring revenue streams through our current financial Index product. Our goal is to accelerate our revenue pursuits through our partnership and licensed relationships to achieve a break-even point when we have secured AUM benchmarked against the LGBTQ100 Index in excess of $50,000,000.

We intend to introduce a new key partnered revenue source derived from Direct Index Licensing Fees generated by financial institutions and asset management companies for creating a product (e.g. , Index Funds, Structured Financial Products, Turnkey Asset Management Providers) based on or linked to the LGBTQ100 index. This includes fees to use the LGBTQ100 index to track the performance of funds or as benchmarks for actively managed portfolios. We plan to capture Data Subscriptions which could provide recurring subscription revenue from our LGBTQ Index. This includes ongoing and historical data and information generated by our wholly owned division Advancing Equality Preference Inc., and through our strategic partnerships for new potential financial equality-driven Indices.

New initiatives in 2021 include a plan to create ancillary revenue streams to complement and support this unique platform for the top 100 Equality driven Corporations in America represented in the LGBTQ100 Index. We believe our index will reward and elevate the status of those corporations that have adopted diversity and inclusion best practices, cared for their employees and positively impacted LGBTQ communities. Expert LGBTQ economists have repeatedly stressed the value of the LGBTQ brand loyalty to corporations. We consider the companies that best capture the spending trends and loyalty of the LGBTQ consumer will be better positioned for financial growth and success. Given the opportunity to link to the power and status generated between the LGBTQ community, these companies and their own workforce, we will launch a Partner Loyalty Program which includes benefits afforded to defined sponsorship tiers. The LGBTQ Loyalty Sponsorship is designed to attract the significant marketing dollars Fortune 500 companies are allocating to D&I programs with an opportunity to purchase LGBTQ Loyalty Sponsorship packages, including participation and brand exposure at planned conferences and events. Companies will be offered the opportunity to purchase LGBTQ Loyalty Sponsorship packages starting in Q2-2021.

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

Many Fortune 500 companies are directing more of their consumer advertising and promotional spend towards celebrating diversity and equality. Our long-term goal is to reinforce the financial performance of those Corporations as they foster and integrate LGBTQ equality practices through their Diversity and Inclusion policies as a cornerstone of their corporate culture. Our LGBTQ100 Index of the top 100 corporate constituents have already embraced and enacted this standard of Equality excellence. See our top LGBTQ100 Index constituents on our website.

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

Employees

As of December 31, 2020, we had a total of three employees, all of whom were full time employees. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

We have incurred significant losses since inception. As of December 31, 2020, we had an accumulated deficit of $13,239,189. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 2,010,000,000 shares of capital stock consisting of 2,000,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of April 15, 2021, there were 473,098,618 shares of our common stock, 50,000 shares of our Series B Preferred Stock and 129,559 shares of our Series C Preferred Stock outstanding. There are 2,753,312 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, options to purchase 1,800,000 shares of our common stock are presently outstanding.

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

	High	Low

March 31, 2021	$0.0174	$0.0051

December 31, 2020	$0.0130	$0.0038

September 30, 2020	$0.0442	$0.0079

June 30, 2020	$0.0187	$0.0072

March 31, 2020	$0.056	$0.0083

December 31, 2019	$0.0910	$0.0201

September 30, 2019	$0.100	$0.0426

June 30, 2019	$0.2650	$0.0701

March 31, 2019	$0.168	$0.0025

As of April 15, 2021 there were 473,098,618 shares of our common stock issued and outstanding, 235,833,333 shares issuable upon exercise of warrants and 1,800,000 shares issuable upon exercise of outstanding options. On that date, there were 37 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Securities

From September to December 2020, we issued an aggregate of 49,110,485 shares of common stock to Power Up pursuant to conversion of convertible notes and interest.

On March 5, 2021, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up 2021 Note”). Pursuant to the terms of the Power Up 2021 Note, the lender agreed to purchase from the Company, for a purchase price of $78,500, a 10% convertible note in the principal amount of $86,350. The Power Up 2021 Note matures and becomes due and payable on March 5, 2022 and accrues interest at a rate of 10% per annum. The Power Up 2021 Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Power Up 2021 Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price, which is the lowest Trading Price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

On April 8, 2021, the Company issued 400 shares of Series D Preferred Stock to GHS Investments, LLC pursuant to a Securities Purchase Agreement (“GHS Agreement”) for net proceeds of $427,600. In conjunction with the GHS Agreement, the Company issued warrants to purchase 40,000,000 shares of common stock at an exercise price of $0.001.

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

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues for 2020 and 2019 were $560 and $3,337, respectively. Revenues were primarily from the sale of sports apparel and health and fitness products. We no longer have these business operations.

The following is a breakdown of our operating expenses for 2020 and 2019:

	Year Ended
	December 31,
	2020	2019	Change $	Change %
Personnel costs	$827,201	$1,499,585	$(672,384)	-45%
Consulting fees	300,659	734,403	(433,744)	-59%
Legal and professional fees	490,742	733,960	(243,218)	-33%
Merger costs	-	388,675	(388,675)	100%
Sales and marketing	33,432	50,147	(16,715)	-33%
General and administrative	137,037	288,911	(151,874)	-53%
Depreciation and amortization	27,592	4,499	23,093	513%
	$1,816,663	$3,700,180	$(1,883,517)	-51%

Personnel costs include officer salaries, directors’ compensation and deferred officer compensation. The decrease in personnel costs is primarily due to compensation associated with the formation of our board of directors in 2019 and limited operations in 2020. During the years ended December 31, 2020 and 2019, personnel costs included $290,728 and $858,620, respectively, in non-cash compensation costs for officers and directors

Consulting fees decreased by $433,744 in 2020, primarily due to our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF that were made in 2019. In comparison, our operations were limited during the year ended December 31, 2020.

Legal and professional fees decreased by $243,218 in 2020.

Merger costs represents expenses incurred upon the acquisition of LGBT Loyalty LLC in March 2019.

Sales and marketing expenses were $33,432 in 2020, as compared to $50,147 in 2019.

General and administrative expenses decreased by $151,874 in 2020 due to scaling back operations and cost cutting measures including travel and rent.

Depreciation and amortization expense was $27,592 in 2020, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for 2020 and 2019:

	Year Ended
	December 31,
	2020	2019	Change $	Change %
Interest expense	$(2,463,310)	$(1,024,179)	(1,439,131)	141%
Other income	3,000	-	3,000	100%
Change in derivative liability	167,658	(430,458)	598,116	-139%
	$(2,292,652)	$(1,454,637)	$(838,015)	58%

Interest expense increased by $1,439,131 in 2020, primarily attributable to origination interest, default penalties and amortization of debt discount of the various debentures issued in 2020.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $4,108,755 in 2020 as compared to $5,151,480 in 2019, primarily due to decreased operating activities, such as decreased personnel costs, consulting fees and professional fees, offset by an increase in financing costs.

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

Working Capital

At December 31, 2020, we had current assets of $151,295 and current liabilities of $5,490,160, resulting in a working capital deficit of $5,338,865. At December 31, 2019, we had current assets of $122,408 and current liabilities of $3,069,929, resulting in a working capital deficit of $2,947,521. The increase in our working capital deficit was primarily due to the increase in our derivative liability, accounts payable and accrued salaries and consulting fees in 2020.

Cash Flows

	Year Ended
	December 31,
	2020	2019
Net cash used in operating activities	$(941,668)	$(1,275,855)
Net cash used in investing activities	(32,800)	(79,375)
Net cash provided by financing activities	991,592	1,327,510
Net increase (decrease) in cash	17,124	(27,720)

Net cash used in operating activities for 2020 was $941,668. This was primarily attributable to our net loss of $4,108,755, partially offset by non-cash expenses and losses of $2,289,293 and net cash provided by changes in operating assets and liabilities of $877,794. Net cash used in operating activities for 2019 was $1,275,855. This was primarily attributable to our net loss of $5,151,480, partially offset by non-cash expenses and losses of $2,769,154 and net cash provided by changes in operating assets and liabilities of $1,106,471.

Net cash used in investing activities was $32,800 and $79,375 in 2020 and 2019, respectively, primarily attributable to capitalized costs pertaining to the development of the LGBTQ100 ESG Index website.

Net cash provided by financing activities was $991,592 in 2020. We received $856,000 from the issuance of convertible debentures, as well as $47,250 from an additional promissory note. We also received $93,342 from the exercise of warrants. Net cash provided by financing activities was $1,327,510 in 2019. We received $1,00,000 from the issuances of our convertible debenture with Pride, as well as net proceeds of $64,986 from additional promissory notes. We also received $125,000 from the issuance of our Series B preferred stock and $137,524 in proceeds from the exercise of warrants.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of December 31, 2020, we have incurred losses of $13,239,189. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and non-employees in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, for the reasons set forth below under “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s executive officers and directors as of April 15, 2021.

Name	Age	Title	Date of Appointment as a Director

Robert Blair	56	Chief Executive Officer	December 19, 2017
Eric Sherb	34	Chief Financial Officer	August 1, 2019
Jeffrey Sterling	50	Chief Operating Officer	September 1, 2020
Lawrence Patrick Roan	60	Director	September 15, 2018
Barney Frank	79	Director	March 8, 2019
William (“Billy”) D. Bean	55	Director	March 8, 2019
Martina Navratilova	62	Director	March 25, 2019
Robert Tull	67	Director	April 18, 2019
Orlando Reece	52	Director	March 10, 2020

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

Jeffrey Sterling

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

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2020 and 2019 to all individuals that served as our principal executive officers.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Blair, CEO, Director	2020	200,000	-	19,366	-	-	-	-	219,366
	2019	150,000	-	24,391	-	-	-	-	174,391

Eric Sherb, CFO	2020	50,000	-	-	-	-	-	-	50,000
	2019	20,000	-	28,000	-	-	-	-	48,000

Jeffrey Sterling, COO	2020	150,000	-	-	-	-	-	-	150,000

Outstanding Equity Awards at December 31, 2020

None.

Director Compensation

During the year ended December 31, 2020, we incurred a total of $312,728 in directors’ compensation, including $100,011 in issued stock awards. In 2020, we issued an aggregate of 12,942,161 shares of common stock to the board of director members, including the Chief Executive Officer who serves on the board, and in conjunction cancelled 7,000,000 previously issued warrants in 2019. During the year ended December 31, 2019, we incurred a total of $826,134 in directors’ compensation, including $805,300 in issued stock awards. In 2019, we issued an aggregate of 5,000,000 shares of common stock to five board of director members.

Employment Agreements

On December 19, 2017 we entered into an Employment Services Agreement which was amended effective January 1, 2018 and November 1, 2018 (as amended, the “Blair Agreement”) with Robert A. Blair pursuant to which Mr. Blair is serving as our Chief Executive Officer, Chief Financial Officer and a Director. The Blair Agreement runs through January 31, 2023 and is subject to automatic renewal for successive periods of one year unless either we or Mr. Blair gives the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Blair Agreement provides for a base annual salary of $150,000, a one-year severance period in the event the Blair Agreement is terminated by us without cause or by Mr. Blair for good reason, and the issuance of 2,000,000 shares of our common stock to Mr. Blair. Mr. Blair’s base salary payments are payable in bi-weekly installments. In the event any salary payments are not made within 30 days of the due date, they will accrue interest at the rate of 10% per annum. The Blair Agreement contains customary termination provisions including terminations with or without cause, for good reason or voluntarily, non-competition and non-solicitation provisions, and an inventions and patents provision which provides that all of the work produced by Mr. Blair, which is created, designed, conceived or developed by Mr. Blair in the course of his employment under the Blair Agreement belongs to us. Effective January 1, 2020, Mr. Blair’s salary was increased to $200,000 per year.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock, our only outstanding class of voting stock, known by us as of April 15, 2021, by:

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

Unless otherwise noted, the address of each person below is c/o LGBTQ Loyalty Holdings, Inc., 2435 Dixie Highway, Wilton Manors, FL 33305.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Beneficial Owners
Brian Neal	50,522,206	10.7%
Lawrence P. Roan	35,315,899	7.5%
Robert A. Blair	27,561,374	5.8%
Jeffrey Sterling	24,330,000	5.1%

Directors and Executive Officers
Robert A. Blair	27,561,374	5.8%
Eric Sherb	1,556,673	0.3%
Jeffrey Sterling	24,330,000	5.1%
Lawrence P. Roan	35,315,899	7.5%
Barney Frank	22,000,000	4.7%
Billy Bean	22,661,374	4.8%
Martina Navratilova	22,661,374	4.8%
Robert Tull	22,648,333	4.8%
Orlando Reece	21,148,174	4.5%

All directors and executive officers as a group (9 persons)	199,883,201	42.2%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2021, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages based upon 473,098,618 shares of common stock outstanding as of April 15, 2021.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	1,800,000	0.0045	2,753,312
Equity compensation plans not approved by securities holders	—	—	—

TOTAL	1,800,000	0.0045	2,753,312

During 2020, 4,000,000 options were exercised for shares of common stock and 1,800,000 options remained outstanding.

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

In March 2020, Orlando Reece joined the board in replacement of LZ Granderson. We issued 1,000,000 shares of restricted stock to Mr. Reece in connection to joining.

During 2020, we issued an aggregate of 12,942,161 shares of common stock to the board members, including the Chief Executive Officer, who serves on the board.

In March 2021, we issued an aggregate of 163,330,000 to board members and directors of the Company

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fee Category	Fiscal year ended December 31, 2020	Fiscal Year Ended December 31, 2019

Audit fees (1)	$82,500	$82,500
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$82,500	$42,900

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended December 31, 2020 and 2019, were approved by our board of directors.

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

LGBTQ LOYALTY HOLDINGS, INC.

Dated: April 15, 2021	By:	/s/ Robert A. Blair
	Name:	Robert A. Blair
	Title:	Chief Executive Officer

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

LGBTQ LOYALTY HOLDINGS, INC.

Dated: April 15, 2021	By:	/s/ Eric Sherb
	Name:	Eric Sherb
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LGBT LOYALTY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of (the Company) as of , and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of , and the results of its operations and its cash flows for each of the years in the two-year period ended , in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recognized recurring losses, negative cash flows from operations, and currently has negative working capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As described further in Notes 5, 6, 7, and 8 of the financial statements, during the year ended December 31, 2020 and in prior periods, the Company issued convertible debt and warrants that required management to assess whether the conversion features of the convertible debt required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible debt and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) variable conversion prices; (2) the inclusion of ratchet provisions in some of the instruments; (3) and in some cases the Company could not assert it had sufficient authorized but unissued shares available to settle instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized a Black-Scholes option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features and warrants required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We inspected and reviewed debt agreements, warrant agreements, and conversion notices to evaluate the Company’s determination of whether derivative accounting was required, including assessing and evaluating management’s application of relevant accounting standards to such transactions.
●	We tested the reasonableness, accuracy, and completeness of the data and assumptions used by the Company in the Black-Scholes option pricing model, including exercise price, expected term, expected volatility, and risk-free interest rate.
●	We developed independent expectations for comparison to the Company’s estimates.
●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures in Notes 5, 6, 7, and 8, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Haynie & Company
Salt Lake City, Utah
April 15, 2021

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$30,312	$13,188
Other receivables	100,000	100,000
Other current assets	20,983	9,220
Total current assets	151,295	122,408
Property and equipment, net	-	1,800
Intangible assets, net	78,285	73,076
Total assets	$229,580	$197,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$920,569	$772,065
Accrued salaries and consulting fees	605,857	650,133
Accrued interest and dividends	226,108	71,212
Notes payable	127,986	82,986
Notes payable to related party	17,885	17,885
Convertible notes payable, net of debt discount	1,661,520	363,769
Derivative liability on convertible notes payable	1,930,235	1,111,879
Total liabilities	5,490,160	3,069,929

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of September 30, 2020 and December 31, 2019	-	-
Series B, 500,000 shares designated, 50,000 and 75,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	50	75
Series C, 129,559 shares designated, 129,559 and no shares issued and outstanding as of December 31, 2020 and 2019, respectively	130	130
Series D, 400 shares designated, no shares issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 263,725,234 and 169,217,460 shares issued and outstanding as of December 31, 2020 and 2019, respectively	263,725	169,217
Additional paid-in capital	7,714,704	6,035,547
Accumulated deficit	(13,239,189)	(9,077,614)
Total stockholders’ equity (deficit)	(5,260,580)	(2,872,645)
Total liabilities and stockholders’ equity (deficit)	$229,580	$197,284

See the accompanying notes to the consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2020	2019
Revenue	$560	$3,337
Cost of net revenue	-	-
Gross profit	560	3,337

Operating expenses:
Personnel costs	827,201	1,499,585
Consulting fees	300,659	734,403
Legal and professional fees	490,742	733,960
Merger costs	-	388,675
Sales and marketing	33,432	50,147
General and administrative	137,037	288,911
Depreciation and amortization	27,592	4,499
Total operating expenses	1,816,663	3,700,180

Loss from operations	(1,816,103)	(3,696,843)

Other income (expense):
Interest expense	(2,463,310)	(1,024,179)
Other income	3,000	-
Change in derivative liability	167,658	(430,458)
Total other income (expense), net	(2,292,652)	(1,454,637)

Provision for income taxes	-	-
Net loss	$(4,108,755)	$(5,151,480)

Weighted average common shares outstanding - basic and diluted	203,791,785	210,883,281
Net loss per common share - basic and diluted	$(0.02)	$(0.02)

See the accompanying notes to the consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock										Additional			Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balances at December 31, 2018	-	$-	-	$-	-	$-	-	$-	121,984,192	$121,984	$3,242,449	$(195,054)	$(3,880,234)	$(710,855)
Merger with Maxim Partners	1	-	-	-	-	-	-	-	129,558,574	129,559	259,116	-	-	388,675
Maxim exchange agreement	(1)	-	-	-	129,559	130	-	-	(129,558,574)	(129,559)	129,429	-	-	-
Issuance of Series B preferred stock, net of discount	-	-	125,000	125	-	-	-	-	-	-	124,875	-	-	125,000
Conversion of Series B preferred stock for common shares	-	-	(50,000)	(50)	-	-	-	-	1,465,949	1,466	(1,416)	-	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	-	-	38,287	38	3,125	-	-	3,163
Common shares issued to board of directors	-	-	-	-	-	-	-	-	5,000,000	5,000	550,400	-	-	555,400
Common shares issued for related party debt conversions	-	-	-	-	-	-	-	-	8,600,298	8,600	393,034	-	-	401,634
Common shares issued pursuant to note conversions	-	-	-	-	-	-		-	26,586,234	26,586	768,089	-	-	794,675
Common shares issued pursuant to debenture conversion	-	-	-	-	-	-	-	-	427,500	428	45,620	-	-	46,048
Common shares issued for services performed	-	-	-	-	-	-	-	-	250,000	250	7,250	-	-	7,500
Exercise of stock options	-	-	-	-	-	-	-	-	500,000	500	4,500	-	-	5,000
Exercise of common stock warrants	-	-	-	-	-	-	-	-	4,365,000	4,365	301,930	-	-	306,295
Warrants issued to board of directors	-	-	-	-	-	-	-	-	-	-	170,734	-	-	170,734
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	-	-	195,054	-	195,054
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	36,412	-	(36,412)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(9,488)	(9,488)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,151,480)	(5,151,480)
Balances at December 31, 2019	-	-	75,000	75	129,559	130	-	-	169,217,460	169,217	6,035,547	-	(9,077,614)	(2,872,645)
Common shares issued in connection with notes payable	-	-	-	-	-	-	-	-	294,994	295	9,705	-	-	10,000
Common shares issued for accrued services	-	-	-	-	-	-	-	-	6,662,312	6,662	311,338	-	-	318,000
Common shares issued to board of directors	-	-	-	-	-	-	-	-	12,942,161	12,942	219,452	-	-	232,394
Common shares issued for services and compensation	-	-	-	-	-	-	-	-	16,279,273	16,279	264,353	-	-	280,632
Exercise of common stock warrants	-	-	-	-	-	-	-	-	4,170,000	4,170	121,914	-	-	126,084
Exercise of stock options	-	-	-	-	-	-	-	-	4,000,000	4,000	6,400	-	-	10,400
Warrants issued in connection with convertible debenture	-	-	-	-	-	-	-	-	-	-	328,815	-	-	328,815
Debenture conversions	-	-	-	-	-	-	-	-	49,110,485	49,110	369,698	-	-	418,808
Conversion of Series B preferred stock for common shares	-	-	(25,000)	(25)	-	-	-	-	958,333	958	(933)	-	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	-	-	90,216	90	3,360	-	-	3,450
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	45,056	-	(45,056)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(7,764)	(7,764)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,108,755)	(4,108,755)
Balances at December 31, 2020	-	$-	50,000	$50	129,559	$130	-	$-	263,725,234	$263,723	$7,714,705	$-	$(13,239,189)	$(5,260,580)

See the accompanying notes to the consolidated financial statements.

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,108,755)	$(5,151,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	862,209	368,257
Change in fair value of derivative liability	(167,658)	430,468
Financing related costs - debt	1,353,874	595,248
Merger expenses	-	388,675
Stock-based compensation expense	213,276	786,954
Officer deferred compensation	-	195,054
Depreciation and amortization	27,592	4,499
Changes in operating assets and liabilities:
Other receivables	-	(100,000)
Other current assets	(11,763)	(8,625)
Accounts payable	148,504	520,959
Accrued salaries and consulting fees	586,157	649,647
Accrued interest and dividends	154,896	44,490
Net cash used in operating activities	(941,668)	(1,275,855)
Cash flows from investing activities:
Purchases of property and equipment	-	(2,000)
Investment in intangible assets	(32,800)	(77,375)
Net cash used in investing activities	(32,800)	(79,375)
Cash flows from financing activities:
Proceeds from issuance of convertible debenture agreements	856,000	1,000,000
Net proceeds from promissory note agreements	47,250	162,500
Repayments of notes payable	(5,000)	(97,514)
Proceeds from Series B preferred stock	-	125,000
Proceeds from exercise of warrants	93,342	137,524
Net cash provided by financing activities	991,592	1,327,510
Net increase (decrease) in cash	17,124	(27,720)
Cash at beginning of period	13,188	40,908
Cash at end of period	$30,312	$13,188

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$27,500	$2,500

Supplemental disclosure of non-cash financing activities:
Conversion of accrued consulting fees into common shares	$617,750	$-
Conversion of convertible debenture and notes	$418,809	$53,553
Conversion of related party debt	$-	$393,034
Exercise of common stock warrants - derivative liability	$126,084	$168,771
Amortization of preferred stock discount	$45,056	$36,412
Exercise of options	$10,400	$5,000
Warrants issued in connection with debt	$328,815	$-
Dividends on preferred stock	$7,763	$9,488

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

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the licensed Fund Adviser ProcureAM, and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The Fund earns management fees based on assets under management (“AUM”) and is expected to launch in the fourth quarter of 2021 on the NASDAQ. In late 2020, LPI was renamed to Advancing Equality Preference, Inc.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $13,239,189 and have negative working capital. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, LGBTQ Loyalty, LLC, and Advancing Equality Preference, Inc. All material inter-company transactions and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2020 and 2019, all of the Company’s cash and cash equivalents were held at one accredited financial institution.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,930,235	$1,930,235
	$-	$-	$1,930,235	$1,930,235

	Fair Value Measurements
	as of December 31, 2019:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,111,879	$1,111,879
	$-	$-	$1,111,879	$1,111,879

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

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and non-employees in accordance with ASC 718, Compensation - Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options.

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

For the years ended December 31, 2020 and 2019 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2020 and 2019, and the outstanding stock options and warrants are anti-dilutive. For the years ended December 31, 2020 and 2019, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Year Ended December 31,
	2020	2019
Stock options outstanding	1,800,000	5,800,000
Warrants	235,833,333	8,885,000
Shares to be issued upon conversion of notes	600,479,598	47,170,778
	838,112,931	61,855,778

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

At December 31, 2020 and 2019, intangible assets, net was $78,285 and $73,076, respectively. Amortization expense was $25,792 and $4,499, respectively, for the years ended December 31, 2020 and 2019

Note 4. Notes Payable

As of December 31, 2020 and 2019, the Company has a note payable outstanding in the amount of $2,986 and $7,986, respectively. The note is past due at December 31, 2020 and is therefore in default. The note accrues interest at a rate of 2% per annum. During the years ended December 31, 2020 and 2019, the Company repaid $5,000 and $10,014 pertaining to this note.

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

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matured on June 20, 2020. As of December 31, 2020, the full principal amount was outstanding and in default.

Note 5. Convertible Notes Payable

Convertible Note

In February 2019, the holder of a 2018 Note in the original principal amount of $35,000 converted the remaining $19,000 in principal and $4,255 in interest into an aggregate of 26,398,734 shares of our common stock at a conversion price of $0.0015 per share. As the result of such conversions, the 2018 Note has been repaid in full and terminated.

Convertible Debenture

Pride

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

Cavalry

On February 12, 2020, the Company entered into a Securities Purchase Agreement with Cavalry Fund I LP (the “Calvary Note”). Pursuant to the terms of the Calvary Note, the lender agreed to purchase from the Company, for a purchase price of $100,000, a 10% convertible note in the principal amount of $115,500. The Cavalry Note matured and became due and payable on November 11, 2020 and accrues interest at a rate of 10% per annum. The Calvary Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

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

Power Up

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

On September 29, 2020, the Company entered into a Securities Purchase Agreement with Power Up (“Power Up September Note”). Pursuant to the terms of the Power Up September Note, the lender agreed to purchase from the Company, for a purchase price of $80,000, a 10% convertible note in the principal amount of $91,300. The Power Up September Note matures and becomes due and payable on September 29, 2021 and accrues interest at a rate of 10% per annum. The Power Up September Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

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

As of December 31, 2020, Power Up fully converted the March and May notes, consisting of $150,000 in principal and accrued interest, into an aggregate of 49,110,485 shares of common stock.

Auctus

On August 11, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with Auctus Fund, LLC (“Auctus”). Pursuant to the terms of the SPA, the Purchaser agreed to purchase from the Company, for a purchase price of $132,000, a 12% Convertible Note in the principal amount of $150,000. The Note matures and becomes due and payable on August 11, 2021 and accrues interest at a rate of 12% per annum while the Note remains outstanding. The Note may be prepaid on a monthly basis commencing six months after closing. The Note is convertible into shares of the Company’s common stock at any time at a conversion price (“Conversion Price”) equal to the lesser of (i) Current Market Price and (ii) the Variable Conversion Price. The Variable Conversion Price shall mean 100% multiplied by the Market Price (representing a discount rate of 0%). Market Price means the average of the previous 5 days volume weighted average price. In connection with the Note, the Company issued two common stock purchase warrants to purchase up to an aggregate of 15,000,000 shares of common stock (separately, “Warrant A” and “Warrant B”, and together, the “Warrants” and each a “Warrant”), upon the terms and subject to the limitations and conditions set forth in the Note. As of December 31, 2020, one warrant to purchase 7,500,000 shares was issued and outstanding to Auctus. The fair value of the warrants was determined to be $45,068 and was recorded as a debt discount to the note.

On October 8, 2020, the Company entered into a Securities Purchase Agreement (the “Auctus October Note”) with Auctus Fund, Pursuant to the terms of the Auctus October Note, Auctus agreed to purchase from the Company, for a purchase price of $300,000: (i) a Convertible Promissory Note in the principal amount of $300,000 (the “Auctus Note”); (ii) a common stock purchase warrant permitting Auctus to purchase up to 100,000,000 shares of the Company’s common stock at an exercise price of $0.015 per share (the “Warrant A”); and (iii) a common stock purchase warrant permitting Auctus to purchase up to 100,000,000 shares of the Company’s Common Stock at an exercise price of $0.015 per share (the “Warrant B”) and together with the Warrant A, the “Warrants”). As of December 31, 2020, two warrants to purchase an aggregate of 200,00,000 shares was issued and outstanding to Auctus. The fair value of the warrants was determined to be $1,237,906, which was recorded as origination interest and included in interest expense in the consolidated statements of operations.

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

JSJ

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

EMA

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

As of December 31, 2020, the EMA Note was in default and the parity value of the EMA Note was determined to be $615,134. As a result, the Company recorded an expense of $530,134, which is included in interest expense in the consolidated statements of operations.

In connection with the EMA Note, in October 2020 the Company issued a warrant to purchase 28,333,333 shares of common stock at an exercise price of $0.015 per share. The fair value of the warrants was determined to be $99,935, which was recorded as origination interest and included in interest expense in the consolidated statements of operations.

During the years ended December 31, 2020 and 2019, the Company, recorded amortization of debt discount and original discount of $862,209 and $368,257, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the year ended December 31, 2020 and 2019:

	Note	Debenture	Total
Balance as of December 31, 2018	$34,065	$-	$34,065
Issuance of convertible debenture - principal amount	-	1,100,000	1,100,000
Issuance of convertible debenture - debt discount and original issue discount	-	(1,100,000)	(1,100,000)
Amortization of debt discount and original issue discount	-	368,257	368,257
Conversion to common stock, net of discount	(34,065)	(4,487)	(38,552)
Balance as of December 31, 2019	-	363,769	363,769
Issuance of convertible debenture - principal amount	-	1,021,400	1,021,400
Issuance of convertible debenture - debt discount and original issue discount	-	(1,021,400)	(1,021,400)
Amortization of debt discount and original issue discount	-	862,209	862,209
Default penalty	-	530,134	530,134
Conversion to common stock, net of discount	-	(94,593)	(94,593)
Balance as of December 31, 20120	$-	$1,661,520	$1,661,520

The following comprises the balance of the convertible debenture outstanding at December 31, 2020:

Principal amount outstanding	$2,458,024
Less: Unamortized original issue discount	(94,857)
Less: Unamortized debt discount	(701,647)
$1,661,520

Note 6. Derivative Liability

We evaluated the terms of the conversion features of the debentures and related debenture warrants as noted above in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are indexed to the Company’s common stock and that the conversion features meet the definition of a liability. Therefore, we bifurcated the conversion feature and accounted for it as a separate derivative liability.

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

Convertible Debentures and Warrants

The Pride debentures and warrants issued in 2019, as well as the Calvary, Power Up, JSJ, EMA and Auctus debentures issued in 2020 have conversion features that resulted in derivative liabilities. We valued the conversion features at each origination date with the following assumptions, on a weighted-average basis:

Year Ended
December 31,
2020
Risk-free interest rate	0.14%
Expected term (in years)	0.89
Expected volatility	188.3%
Expected dividend yield	0%
Exercise price of underlying common shares	$0.01

	Year Ended December 31, 2019
	Tranche 1	Tranche 2	Tranche 3	Warrants
Risk-free interest rate	2.11%	1.75%	1.67%	2.11%
Expected term (in years)	1.25	1.03	0.89	1.25
Expected volatility	312.4%	303.70%	326.88%	312.4%
Expected dividend yield	0%	0%	0%	0%
Exercise price of underlying common shares	$0.09	$0.04	$0.04	$0.08

During the years ended December 31, 2020 and 2019, the entire value of the principal of the debentures were assigned to the derivative liability and recognized as a debt discount on the convertible debentures. The debt discount is recorded as reduction (contra-liability) to the debentures and are being amortized over the initial term. Any excess balance was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the years ended December 31, 2020 and 2019:

	Debenture	Warrants	Total
Balance as of December 31, 2018	$42,104	$-	$42,104
Conversion of convertible notes payable to common stock	(737,813)	-	(737,813)
Initial fair value on issuance of convertible debenture	1,077,117	492,921	1,570,038
Common stock warrant exercises	-	(168,771)	(168,771)
Conversion of principal amount of debenture to common stock	(24,137)	-	(24,137)
Change in fair value of derivative liability	690,707	(260,249)	430,458
Balance as of December 31, 2019	1,047,977	63,902	1,111,879
Initial fair value on issuance of convertible debenture	1,265,775	-	1,265,775
Debenture conversions	(247,209)	-	(247,209)
New warrant issuances	-	39,690	39,690
Common stock warrant exercises	-	(72,244)	(72,244)
Change in fair value of derivative liability	(136,310)	(31,348)	(167,658)
Balance as of December 31, 2020	$1,930,235	$-	$1,930,235

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

During the year ended December 31, 2020, we issued an aggregate of 10,052,318 shares of common stock to consultants for 2019 services which were accrued at a fair value of $459,417.

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

During the year ended December 31, 2020, we issued an aggregate of 4,170,000 shares of common stock to Pride Partners pursuant to warrant exercises. Refer to Note 8.

From September through December 2020, the Company issued 49,110,845 shares of common stock pursuant to conversion of debentures in the principal amount of $171,600.

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

In February 2019, we issued an aggregate of 750,000 shares of common stock to a consultant in accordance with a service contract that provided for a 250,000 stock grant for services performed of $7,500, as well as the exercise of 500,000 stock options in exchange for the cancellation of $5,000 then outstanding accounts payable due to the consultant for prior services.

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

In September 2019, a Series B investor converted 25,000 shares of Series B Preferred Stock for 734,918 shares of common stock. In October 2019, a Series B investor converted 25,000 shares of Series B Preferred Stock for 731,031 shares of common stock. Additionally, we issued an aggregate of 38,287 shares for Series B dividends.

As of December 31, 2020, we had $12,075 in remaining accrued Series B dividends.

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

Deferred Officer Compensation

We recorded $195,054 of amortization of deferred officer compensation during the year ended December 31, 2019. As of December 31, 2019, all deferred officer compensation had been fully amortized.

Note 8. Options and Warrants

Options

The following is a summary of stock options issued pursuant to the 2012 Equity Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding as of December 31, 2018	6,300,000	$0.0049	2.4	$-
Granted	-	-	-	-
Exercised	(500,000)	0.01	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2019	5,800,000	$0.00	1.5	$-
Granted	-	-	-	-
Exercised	(4,000,000)	0.01	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2020	1,800,000	$0.00	0.5	$-

Exercisable as of December 31, 2020	1,800,000	$0.0045	0.5	$-

As of December 31, 2020 and 2019, we had 1,800,000 and 5,800,000 options, respectively, remaining outstanding pursuant to the 2012 Equity Incentive Plan.

There was no stock based compensation expense for options for the years ended December 31, 2020 and 2019. There will be no additional compensation expense recognized in future periods.

Warrants

2020 Transactions

During the year ended December 31, 2020, Pride exercised an aggregate of 4,170,000 shares of common stock pursuant to the exercise provisions of the warrant, including a simultaneous grant and exercise of 2,285,000 warrants. As of December 31, 2020, Pride had no outstanding warrants remaining. The Company received total proceeds of $93,342 a result of the warrant exercises.

In May 2020, we cancelled warrants that were issued in 2019 to board members to purchase an aggregate of 7,000,000 shares of our common stock. See Note 9.

In August 2020, we issued 7,500,000 warrants to Auctus in connection with the Auctus Note. The exercise price of the Auctus Warrants is $0.15 per share. In October 2020, we issued 200,000,000 warrants in connection with the Auctus October Note with an exercise price of $0.15 per share. Furthermore, we issued 28,333,333 warrants to EMA in connection with the EMA note. The exercise price of the EMA Warrants is $0.15 per share.

2019 Transactions

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

The following is a summary of the warrant activity for the years ended December 31, 2020 and 2019:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2018	-	$-
Granted	21,850,298	0.05
Exercised	(12,965,298)	0.05
Forfeited	-	-
Outstanding as of December 31, 2019	8,885,000	$0.04
Granted	238,118,333	0.02
Exercised	(4,170,000)	0.08
Forfeited	(7,000,000)	0.03
Outstanding as of December 31, 2020	235,833,333	$0.02

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

Notes Payable to Related Party

Notes payable to related parties at December 31, 2020 and 2019 totaled $17,885 with a 2% annual interest rate. Currently the Company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans.

Accrued Salaries

In March 2019, we issued an aggregate of 8,600,298 shares of our common stock pursuant to the automatic exercise of warrants issued to two current and prior company officers. The warrants were issued in exchange for the cancellation of an aggregate of $348,312 of salary and interest accruals through December 31, 2018.

As of December 31, 2020 and 2019, accrued salaries to our company officers and executive director totaled $299,732 and $91,352, respectively and is included in accrued salaries and consulting fees in our consolidated balance sheets.

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

Total accrued directors’ compensation of $94,584 and $80,000 at December 31, 2020 and 2019, respectively, is included in accrued salaries and consulting fees on our consolidated balance sheets.

A board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. As of December 31, 2020 and 2019, we have $100,000 included as other receivables on our consolidated balance sheet, which represents amounts held in escrow at the Fund’s custodian.

Accounts Payable

As of December 31, 2020, the Company had $18,981 included in accounts payable to related parties including officers and board members.

Note 10. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2020 and 2019 is summarized below:

	Year Ended
	December 31,
	2020	2019
Current income tax provision:
Federal	$-	$-
State	-	-
Total current income tax provision	-	-

Deferred income tax benefit:
Federal	(139,793)	(497,200)
State	(36,607)	(130,200)
Total deferred income tax benefit	(176,400)	(627,400)
Change in deferred tax asset valuation allowance	176,400	627,400
Total provision for income taxes	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2020 and 2019 are as follows:

	Year Ended
	December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.5	5.5
Change in deferred tax asset valuation allowance	(26.5)	(26.5)
Effective income tax rate	-%	-%

Components of the net deferred income tax assets at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Net operating loss carryforwards	$1,363,000	$1,155,600
Depreciation and amortization	(31,000)	-
Valuation allowance	(1,332,000)	(1,155,600)
Net deferred tax assets	$-	$-

	December 31,
	2020	2019
Valuation allowance as of beginning of year	$1,155,600	$528,200
Increases recorded to income tax provision	176,400	627,400
Valuation allowance as of end of year	$1,332,000	$1,155,600

In accordance with ASC 740, at December 31, 2020 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $1,332,000.

As of December 31, 2020, we had cumulative net operating loss carry forwards of approximately $6,539,000 which have varying expirations.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Note 11. Commitments and Contingencies

Employment Agreements

On December 19, 2017 we entered into an Employment Services Agreements with our Chief Executive Officer and our President and an Executive Management Consulting Agreement with our former Chief Executive Officer. The Agreements have a two-year term and are subject to automatic renewal for successive periods of one year unless either we or the counterparties give the other written notice of intention to not renew at least 30 days prior to the end of the existing term. The Agreements with our current and former Chief Executive Officers provide for base compensation of $150,000. Effective January 1, 2020, the Board approved that the Chief Executive Officer’s salary is $200,000 per year.

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

Note 12. Subsequent Events

On February 5, 2021, we amended our Certificate of Incorporation to increase our authorized capitalization from 1,000,000,000 shares of common stock, par value $0.001 per share, to 2,000,000,000 shares of common stock.

On March 5, 2021, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up 2021 Note”). Pursuant to the terms of the Power Up 2021 Note, the lender agreed to purchase from the Company, for a purchase price of $78,500, a 10% convertible note in the principal amount of $86,350. The Power Up 2021 Note matures and becomes due and payable on March 5, 2022 and accrues interest at a rate of 10% per annum. The Power Up 2021 Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Power Up 2021 Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price, which is the lowest Trading Price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

Through the issuance date, the Company issued an aggregate of 37,538,998 shares of common stock pursuant to conversions of Calvary and Power Up debentures.

 In April 2021, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D COD”) with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series D Convertible Preferred Stock and authorized the issuance of up to four hundred (400) shares of Series D Preferred Stock. The Series D Preferred Stock has a stated value of $1,200 per share (“Stated Value”) and the holder of the Series D Preferred Stock has the right to receive a dividend equal to eight percent (8%) per annum, payable quarterly, beginning on the issuance date of the Series D Preferred Stock and ending on the date that Series D Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Series D Preferred Stock at the discretion of the Company. Further, the holders of the Series D Preferred Stock has the right to receive assets in the event of liquidation, dissolution or winding up before any distribution or payment shall be made to the holders of any securities junior to the Series D Preferred Stock.

On April 8, 2021, the Company issued 400 shares of Series D Preferred Stock to GHS Investments, LLC pursuant to a Securities Purchase Agreement (“GHS Agreement”) for net proceeds of $427,600. In conjunction with the GHS Agreement, the Company issued warrants to purchase 40,000,000 shares of common stock at an exercise price of $0.001.

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

