Form 10-Q
period 2021-03-31
LGBTQ Loyalty Holdings, Inc.
filed 2021-05-17
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021 the Company had 614,547,397 shares of common stock, $0.001 par value, issued and outstanding.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$20,556	$30,312
Other receivables	100,000	100,000
Other current assets	18,297	20,983
Total current assets	138,853	151,295
Intangible assets, net	71,837	78,285
Total assets	$210,690	$229,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$978,856	$920,569
Accrued salaries and consulting fees	491,860	605,857
Accrued interest and dividends	264,074	226,108
Notes payable	127,486	127,986
Notes payable to related party	17,885	17,885
Convertible notes payable, net of debt discount	1,781,571	1,661,520
Derivative liability on convertible notes payable	1,715,864	1,930,235
Total liabilities	5,377,596	5,490,160

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of March 31, 2021 and December 31, 2020	-	-
Series B, 500,000 shares designated, 50,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	50	50
Series C, 129,559 shares designated, 129,559 and no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	130	130
Series D, 1,000 shares designated, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 473,098,618 and 263,725,234 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	473,097	263,725
Additional paid-in capital	9,218,133	7,714,704
Accumulated deficit	(14,858,316)	(13,239,189)
Total stockholders’ equity (deficit)	(5,166,906)	(5,260,580)
Total liabilities and stockholders’ equity (deficit)	$210,690	$229,580

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$-	$560
Cost of net revenue	-	-
Gross profit	-	560

Operating expenses:
Personnel costs	1,295,998	214,955
Consulting fees	33,000	74,500
Legal and professional fees	105,123	126,995
Sales and marketing	-	7,545
General and administrative	28,123	49,992
Depreciation and amortization	6,448	6,448
Total operating expenses	1,468,692	480,435

Loss from operations	(1,468,692)	(479,875)

Other income (expense):
Interest expense	(561,687)	(360,839)
Change in derivative liability	412,974	(117,754)
Total other income (expense), net	(148,713)	(478,594)

Provision for income taxes	-	-
Net loss	$(1,617,405)	$(958,468)

Weighted average common shares outstanding - basic and diluted	279,934,215	171,097,582
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,617,405)	$(958,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	243,045	202,239
Change in fair value of derivative liability	(412,974)	117,754
Financing related costs - debt	264,460	125,879
Stock-based compensation expense	1,218,114	17,800
Depreciation and amortization	6,448	6,448
Changes in operating assets and liabilities:
Other current assets	2,686	-
Accounts payable	58,287	12,048
Accrued salaries and consulting fees	24,333	152,719
Accrued interest and dividends	53,750	27,809
Net cash used in operating activities	(159,256)	(295,772)
Cash flows from investing activities:
Investment in intangible assets	-	(31,000)
Net cash used in investing activities	-	(31,000)
Cash flows from financing activities:
Proceeds from issuance of convertible debenture agreements	150,000	175,000
Net proceeds (repayments) from promissory note agreements	(500)	47,500
Proceeds from exercise of warrants	-	93,342
Net cash provided by financing activities	149,500	315,842
Net decrease in cash	(9,756)	(10,930)
Cash at beginning of period	30,312	13,188
Cash at end of period	$20,556	$2,258

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$2,500

Supplemental disclosure of non-cash financing activities:
Conversion of accrued consulting fees into common shares	$138,334	$318,000
Exercise of common stock warrants - derivative liability	$-	$32,742
Amortization of preferred stock discount	$-	$15,910
Dividends on preferred stock	$1,722	$2,588

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock										Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	-	$-	50,000	$50	129,559	$130	-	$-	263,725,234	$263,725	7,714,704	$(13,239,189)	$(5,260,580)
Common shares issued to board of directors	-	-	-	-	-	-	-	-	140,000,000	140,000	980,000	-	1,120,000
Common shares issued for services and compensation	-	-	-	-	-	-	-	-	31,834,386	31,834	204,614	-	236,448
Debenture conversions	-	-	-	-	-	-	-	-	37,538,998	37,539	318,815	-	356,354
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(1,722)	(1,722)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,617,405)	(1,617,405)
Balances at March 31, 2021	-	$-	50,000	$50	129,559	$130	-	$-	473,098,618	$473,098	$9,218,133	$(14,858,316)	$(5,166,906)

Balances at December 31, 2019	-	$-	75,000	$75	129,559	$130	129,559	$130	169,217,460	$169,217	6,035,547	$(9,077,614)	$(2,872,645)
Common shares issued in connection with notes payable	-	-	-	-	-	-	-	-	294,994	295	9,705	-	10,000
Common shares issued for accrued services	-	-	-	-	-	-	-	-	6,662,312	6,662	311,338	-	318,000
Common shares issued to board of directors	-	-	-	-	-	-	-	-	1,000,000	1,000	16,800	-	17,800
Exercise of common stock warrants	-	-	-	-	-	-	-	-	4,170,000	4,170	121,914	-	126,084
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	15,910	(15,910)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(2,588)	(2,588)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(958,468)	(958,468)
Balances at March 31, 2020	-	$-	75,000	$75	129,559	$130	129,559	$130	181,344,766	$181,344	$6,511,211	$(10,054,580)	$(3,361,820)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

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

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the licensed Fund Adviser ProcureAM, and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The Fund earns management fees based on assets under management (“AUM”) and is expected to launch in the second quarter of 2021 on the NASDAQ. In late 2020, LPI was renamed to Advancing Equality Preference, Inc.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $14,858,316 and have negative working capital of $5,238,743 as of March 31, 2021. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2021. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of March 31, 2021:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,715,864	$1,715,864
	$-	$-	$1,715,864	$1,715,864

	Fair Value Measurements
	as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,930,235	$1,930,235
	$-	$-	$1,930,235	$1,930,235

Other Receivables – Related Party

Other receivables represent amounts held in escrow at the Fund’s custodian. The Company expects to retrieve the funds upon commencement of the Fund’s operations.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three months ended March 31, 2021 and 2020, and the outstanding stock options and warrants are anti-dilutive. For the three months ended March 31, 2021 and 2020, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Stock options outstanding	1,800,000	5,800,000
Warrants	235,833,333	7,000,000
Shares to be issued upon conversion of notes	372,689,648	190,488,453
	610,322,981	203,288,453

Recent Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3. Intangible Assets

The Company capitalizes costs pertaining to the development of the LGBTQ100 ESG Index website. The Company began amortizing upon the launch of the index, and will amortize the costs over a three-year useful life.

At March 31, 2021 and December 31, 2020, intangible assets, net was $71,837 and $78,285, respectively. Amortization expense was $6,448 for both the three months ended March 31, 2021 and 2020.

Note 4. Notes Payable

As of March 31, 2021 and December 31, 2020, the Company has a note payable outstanding in the amount of $2,486 and $2,986, respectively. The note is past due at March 31, 2021 and is therefore in default. The note accrues interest at a rate of 2% per annum. During the three months ended March 31, 2021, the Company repaid $500 pertaining to this note.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matured on June 20, 2020. As of March 31, 2021, the full principal amount was outstanding and in default.

Note 5. Convertible Notes Payable

On January 21, 2021, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up January 2021 Note”). Pursuant to the terms of the Power Up January 2021 Note, the lender agreed to purchase from the Company, for a purchase price of $75,000, a 10% convertible note in the principal amount of $86,350. The Power Up January 2021 Note matures and becomes due and payable on March 5, 2022 and accrues interest at a rate of 10% per annum. The Power Up January 2021 Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Power Up January 2021 Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price, which is the lowest Trading Price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

On March 5, 2021, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up March 2021 Note”). Pursuant to the terms of the Power Up March 2021 Note, the lender agreed to purchase from the Company, for a purchase price of $75,000, a 10% convertible note in the principal amount of $86,350. The Power Up March 2021 Note matures and becomes due and payable on March 5, 2022 and accrues interest at a rate of 10% per annum. The Power Up March 2021 Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Power Up March 2021 Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price, which is the lowest Trading Price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

During the three months ended March 31, 2021 and 2020, the Company recorded amortization of debt discount and original discount of $217,754 and $202,239, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the three months ended March 31, 2021:

Convertible
Debenture
Balance as of December 31, 2020	$1,661,520
Issuance of convertible debenture - principal amount	172,700
Issuance of convertible debenture - debt discount and original issue discount	(172,700)
Amortization of debt discount and original issue discount	217,754
Conversion to common stock, net of discount	(97,703)
Balance as of March 31, 2021	$1,781,571

The following comprises the balance of the convertible debenture outstanding at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Principal amount outstanding	$2,490,224	$2,458,024
Less: Unamortized original issue discount	(80,684)	(94,857)
Less: Unamortized debt discount	(627,969)	(701,647)
	$1,781,571	$1,661,520

As of March 31, 2021 and December 31, 2020 convertible notes payable includes a balance of $615,134 pertaining to a parity default penalty booked in 2020. The EMA Note has an original principal of $85,000. The Company is currently settling the remaining note into shares and warrants to be issued to EMA, and expects the ultimate value to be less than the stated balance included in the consolidated balance sheet.

Note 6. Derivative Liability

We evaluated the terms of the conversion features of each of the outstanding convertible debentures in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are indexed to the Company’s common stock and that the conversion features meet the definition of a liability. Therefore, we bifurcated the conversion feature and accounted for it as a separate derivative liability.

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

The original debentures had conversion features that resulted in derivative liabilities. We valued the conversion features at each origination date with the following assumptions, on a weighted-average basis:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.09%	1.04%
Expected term (in years)	1.00	0.86
Expected volatility	233.1%	154.3%
Expected dividend yield	0%	0%
Exercise price of underlying common shares	$0.004	$0.02

During the three months ended March 31, 2021, the entire value of the principal of the debentures were assigned to the derivative liability and recognized as a debt discount on the convertible debentures. The debt discount is recorded as reduction (contra-liability) to the debentures and are being amortized over the initial term. The balance of $264,460 was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the three months ended March 31, 2021:

Derivative
Liability
Balance as of December 31, 2020	$1,930,235
Initial fair value on issuance of convertible debenture	414,421
Conversion of principal amount of debenture to common stock	(215,818)
Change in fair value of derivative liability	(412,974)
Balance as of March 31, 2021	$1,715,864

Note 7. Stockholders’ Equity (Deficit)

Common Stock

2021 Transactions

In March 2021, an aggregate of 140,000,000 shares of common stock were issued to the board members for accrued dividends as well as current compensation the year ended December 31, 2021. Of these shares issuances, $961,666 is included in personnel costs in the consolidated statements of operations.

In March 2021, an aggregate of 31,834,386 shares of common stock were issued to employees and consultants for accrued and current consulting services for a total fair value of $236,448.

During the three months ended March 31, the Company issued 37,538,998 shares of common stock pursuant to conversion of debentures in the principal amount of $140,500.

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

Series B Convertible Preferred Stock

As of March 31, 2021, we had $13,800 in remaining accrued Series B dividends.

Note 8. Options and Warrants

Options

As of March 31, 2021 and December 31, 2020, we had 1,800,000 options remaining outstanding pursuant to the 2012 Equity Incentive Plan.

There was no stock based compensation expense for options for the three months ended March 31, 2021 and 2020. There will be no additional compensation expense recognized in future periods.

Warrants

As of March 31, 2021 and December 31, 2020, we had 235,833,333 warrants outstanding with a weighted average exercise price of $0.02 per share.

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

Notes Payable to Related Party

Notes payable to related parties at March 31, 2021 and December 31, 2020 totaled $17,885 with a 2% annual interest rate. Currently the Company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans.

Accrued Salaries and Compensation

As of March 31, 2021 and December 31, 2020, accrued salaries to our company officers and executive director totaled $319,735 and $299,732, respectively and is included in accrued salaries and consulting fees in our consolidated balance sheets.

In March 2021, we issued 20,0000,000 shares of common stock to the Chief Operating Officer for a total fair value of $160,000.

Board of Directors

In March 2021, we issued 20,000,000 shares of common stock to each of the seven board members, including the Chief Executive Officer, for an aggregate of 140,000,000 shares. Of these share issuances, $961,666 is included in personnel costs in the consolidated statements of operations and the remaining $138,334 was converted from accrued salaries and consulting fees.

Total accrued directors’ compensation of $0 and $94,584 at March 31, 2021 and December 31, 2020, respectively, is included in accrued salaries and consulting fees on our consolidated balance sheets.

A board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. As of March 31, 2020 and December 31, 2020, we have $100,000 included as other receivables on our consolidated balance sheet, which represents amounts held in escrow at the Fund’s custodian.

Note 10. Subsequent Events

Management has evaluated all activity up to May 17, 2021 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

In April 2021, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D COD”) with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series D Convertible Preferred Stock and authorized the issuance of up to four hundred (1,000) shares of Series D Preferred Stock. The Series D Preferred Stock has a stated value of $1,200 per share (“Stated Value”) and the holder of the Series D Preferred Stock has the right to receive a dividend equal to eight percent (8%) per annum, payable quarterly, beginning on the issuance date of the Series D Preferred Stock and ending on the date that Series D Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Series D Preferred Stock at the discretion of the Company. Further, the holders of the Series D Preferred Stock has the right to receive assets in the event of liquidation, dissolution or winding up before any distribution or payment shall be made to the holders of any securities junior to the Series D Preferred Stock.

On April 8, 2021, the Company issued 400 shares of Series D Preferred Stock to GHS Investments, LLC pursuant to a Securities Purchase Agreement (“GHS Agreement”) for net proceeds of $427,600. In conjunction with the GHS Agreement, the Company issued warrants to purchase 40,000,000 shares of common stock at an exercise price of $0.001.

On May 4, 2021, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd (“Power Up May 2021 Note”). Pursuant to the terms of the Power Up 2021 Note, the lender agreed to purchase from the Company, for a purchase price of $150,000, a 10% convertible note in the principal amount of $169,125. The Power Up 2021 Note matures and becomes due and payable on May 4, 2022 and accrues interest at a rate of 10% per annum. The Power Up May 2021 Note, plus all accrued but unpaid interest, may be prepaid at any time prior to the maturity date.

The Power Up May 2021 Note is convertible into shares of the Company’s common stock at any time at a conversion price (the “Conversion Price”), which shall equal the Variable Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price, which is the lowest Trading Price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The conversion price is subject to customary adjustments. The conversion price is not subject to a floor.

On May 12, 2021, the Company issued 150 shares of Series D Preferred Stock to GHS Investments, LLC pursuant to a Securities Purchase Agreement (“GHS Agreement”) for net proceeds of $146,500. In conjunction with the GHS Agreement, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.001.

Through the issuance date, the Company issued an aggregate of 100,448,779 shares of common stock pursuant to conversions of Power Up, EMA and JSJ debentures.

In May 2021, the Company issued an aggregate of 41,000,000 shares of common stock to Pride Partners pursuant to conversion of 41,000 shares of Series C preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $14,858,316 and have negative working capital of $5,238,743 as of March 31, 2021. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended March 31, 2021 compared with the three months ended March 31, 2020

There were no revenues during the three months ended March 31, 2021, and revenues of $540 for the three months ended March 31, 2020.

The following is a breakdown of our operating expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	Change $	Change %
Personnel costs	$1,295,998	$214,955	$1,081,043	503%
Consulting fees	33,000	74,500	(41,500)	-56%
Legal and professional fees	105,123	126,995	(21,872)	-17%
Sales and marketing	-	7,545	(7,545)	-100%
General and administrative	28,123	49,992	(21,869)	-44%
Depreciation and amortization	6,448	6,448	-	0%
	$1,468,692	$480,435	$988,258	206%

Personnel costs include officer salaries and directors’ compensation. The increase in personnel costs is primarily due to $1,141,666 in stock compensation for shares issued to the board and executives in March 2021.

Consulting fees decreased by $41,500 during the three months ended March 31, 2021, primarily due to limited operations in developing the Index in 2021. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees decreased by $21,872, primarily because of lower legal costs.

We did not incur any sales and marketing costs in three months ended March 31, 2021.

General and administrative expenses decreased by $21,869 in 2021 due to decreased travel and other cost cutting measures in our operations.

Depreciation and amortization expense was $6,448 in the three months ended March 31, 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	Change $	Change %
Interest expense	$(561,687)	$(360,839)	(200,847)	56%
Change in derivative liability	412,974	(117,754)	530,728	-451%
	$(148,713)	$(478,594)	$329,881	-69%

Interest expense increased by $200,847 in the three months ended March 31, 2021, primarily attributable to origination interest and amortization of debt discount of the various debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $1,617,405 and $958,468 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of March 31, 2021, we had $20,556 of cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of March 31, 2021, we had a working capital deficit of $5,238,743 as compared to a working capital deficit of $5,338,865 at December 31, 2020.

During the three months ended March 31, 2021 and 2020, operations used cash of $159,256 and $295,772, respectively.

During the three months ended March 31, 2021 and 2020, net cash used in investing activities was $0 and $31,000, respectively, primarily attributable to capitalized costs pertaining to the development of the LGBTQ100 ESG Index and ETF website.

In 2021, we received $150,000 in proceeds from the issuance of two convertible debentures and repaid notes payable of $500. From February to March 2020, we received $175,000 in proceeds from the issuance of two convertible debentures. In January 2020, we received $47,500 pursuant to a bridge note agreement. We also received $93,343 from the exercise of warrants.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021, which may be accessed via EDGAR through the Internet at www.sec.gov (the “2020 Form 10-K”). The Risk Factors set forth in the 2020 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2020 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At March 31, 2021 the outstanding balance was approximately $2,486.

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

LGBTQ LOYALTY HOLDINGS, INC.

May 17, 2021	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

May 17, 2021	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

