Form 10-Q
period 2021-06-30
LGBTQ Loyalty Holdings, Inc.
filed 2021-08-16
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021 the Company had 682,553,402 shares of common stock, $0.001 par value, issued and outstanding.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$179,192	$30,312
Other receivables	305,000	100,000
Other current assets	6,925	20,983
Total current assets	491,117	151,295
Intangible assets, net	66,139	78,285
Total assets	$557,256	$229,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$814,869	$920,569
Accrued salaries and consulting fees	468,719	605,857
Accrued interest and dividends	313,506	226,108
Notes payable	126,986	127,986
Notes payable to related party	1,800	17,885
Convertible notes payable, net of debt discount	1,897,277	1,661,520
Derivative liability on convertible notes payable	3,154,374	1,930,235
Series D preferred stock	577,356	-
Total liabilities	7,354,887	5,490,160

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	-	-
Series B, 500,000 shares designated, 50,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	50	50
Series C, 129,559 shares designated, 76,559 and no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	77	130
Series D, 1,000 shares designated, 550 and no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 669,390,677 and 263,725,234 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	669,389	263,725
Additional paid-in capital	11,721,866	7,714,704
Accumulated deficit	(18,614,915)	(13,239,189)
Total stockholders’ equity (deficit)	(6,797,631)	(5,260,580)
Total liabilities and stockholders’ equity (deficit)	$557,256	$229,580

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$560
Cost of net revenue	-	-	-	-
Gross profit	-	-	-	560

Operating expenses:
Personnel costs	93,121	284,507	1,389,121	499,462
Consulting fees	38,500	93,515	71,500	168,015
Legal and professional fees	153,527	95,347	258,650	222,342
Sales and marketing	40,500	45	40,500	7,590
General and administrative	28,392	20,736	56,514	70,728
Depreciation and amortization	6,448	6,448	12,896	12,896
Total operating expenses	360,488	500,598	1,829,181	981,033

Loss from operations	(360,488)	(500,598)	(1,829,181)	(980,473)

Other income (expense):
Interest expense	(727,642)	(376,473)	(1,289,328)	(737,312)
Other income	-	3,000	-	3,000
Change in derivative liability	(2,658,949)	442,626	(2,245,976)	324,872
Total other income (expense), net	(3,386,591)	69,154	(3,535,304)	(409,440)

Provision for income taxes	-	-	-	-
Net loss	$(3,747,079)	$(431,445)	$(5,364,485)	$(1,389,913)

Weighted average common shares outstanding -basic and diluted	553,901,386	190,052,683	432,821,915	187,427,874
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,364,485)	$(1,389,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	704,007	403,267
Change in fair value of derivative liability	2,245,976	(324,872)
Financing related costs - debt	460,780	257,158
Stock-based compensation expense	1,218,114	213,276
Depreciation and amortization	12,896	12,896
Changes in operating assets and liabilities:
Other current assets	14,058	-
Bank overdraft	-	1,279
Accounts payable	(105,699)	89,514
Accrued salaries and consulting fees	201,470	304,115
Accrued interest and dividends	93,663	60,250
Net cash used in operating activities	(519,220)	(373,030)
Cash flows from investing activities:
Other receivables	(205,000)	-
Investment in intangible assets	-	(31,000)
Net cash used in investing activities	(205,000)	(31,000)
Cash flows from financing activities:
Proceeds from issuance of convertible debenture agreements	300,000	250,000
Net proceeds (repayments) from promissory note agreements	(1,000)	47,500
Proceeds from issuance of Series D preferred stock	574,100	-
Proceeds from exercise of warrants	-	93,342
Net cash provided by financing activities	873,100	390,842
Net increase (decrease) in cash	148,880	(13,888)
Cash at beginning of period	30,312	13,188
Cash at end of period	$179,192	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$12,500

Supplemental disclosure of non-cash financing activities:
Conversion of accrued consulting fees into common shares	$338,608	$617,750
Conversion of related party notes payable into common shares	$16,085	$-
Conversion of Series C preferred stock into common stock	$53,000	$-
Exercise of common stock warrants - derivative liability	$-	$32,742
Amortization of preferred stock discount	$-	$31,820
Dividends on preferred stock	$11,241	$10,400

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock										Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	-	$-	50,000	$50	129,559	$130	-	$-	263,725,234	$263,725	7,714,704	$(13,239,189)	$(5,260,580)
Common shares issued to board of directors	-	-	-	-	-	-	-	-	140,000,000	140,000	980,000	-	1,120,000
Common shares issued for services and compensation	-	-	-	-	-	-	-	-	31,834,386	31,834	204,614	-	236,448
Debenture conversions	-	-	-	-	-	-	-	-	37,538,998	37,539	318,815	-	356,354
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(1,722)	(1,722)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,617,405)	(1,617,405)
Balances at March 31, 2021	-	$-	50,000	$50	129,559	$130	-	$-	473,098,618	$473,098	9,218,133	$(14,858,316)	$(5,166,906)
Debenture conversions	-	-	-	-	-	-	-	-	100,448,779	100,449	1,821,061	-	1,921,510
Conversion of notes and payables	-	-	-	-	-	-	-	-	11,956,004	11,956	192,408	-	204,364
Exercise of warrants			-	-	-	-	-	-	30,887,276	30,887	(30,887)	-	-
Conversion of Series C preferred stock into common stock	-	-	-	-	(53,000)	(53)	-	-	53,000,000	53,000	(52,947)	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(9,519)	(9,519)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,747,079)	(3,747,079)
Balances at June 30, 2021	-	$-	50,000	$50	76,559	$77	550	$1	669,390,677	$669,390	$11,147,767	$(18,614,915)	$(6,797,631)

Balances at December 31, 2019	-	$-	75,000	$75	129,559	$130	-	$-	169,217,460	$169,217	6,035,547	$(9,077,614)	$(2,872,645)
Common shares issued in connection with notes payable	-	-	-	-	-	-	-	-	294,994	295	9,705	-	10,000
Common shares issued for accrued services	-	-	-	-	-	-	-	-	6,662,312	6,662	311,338	-	318,000
Common shares issued to board of directors	-	-	-	-	-	-	-	-	1,000,000	1,000	16,800	-	17,800
Exercise of common stock warrants	-	-	-	-	-	-	-	-	4,170,000	4,170	121,914	-	126,084
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	15,910	(15,910)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(2,588)	(2,588)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(958,468)	(958,468)
Balances at March 31, 2020	-	$-	75,000	$75	129,559	$130	-	$-	181,344,766	$181,344	6,511,211	$(10,054,580)	$(3,361,820)
Common shares issued to board of directors	-	-	-	-	-	-	-	-	11,942,161	11,942	202,652	-	214,595
Common shares issued for services and compensation	-	-	-	-	-	-	-	-	16,279,273	16,279	264,353	-	280,632
Exercise of stock options	-	-	-	-	-	-	-	-	4,000,000	4,000	6,400	-	10,400
Conversion of Series B preferred stock for common shares	-	-	(25,000)	(25)	-	-	-	-	958,333	958	(933)	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	-	-	90,216	90	3,360	-	3,450
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	-	-	15,910	(15,910)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(1,725)	(1,725)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(431,445)	(431,445)
Balances at June 30, 2020	-	$-	50,000	$50	129,559	$130	-	$-	214,614,749	$214,615	$7,002,953	$(10,503,660)	$(3,285,912)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

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

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the licensed Fund Adviser ProcureAM, and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) launched in May 2021 on the NASDAQ. The Fund seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index and earns management fees based on assets under management (“AUM”).

In late 2020, LPI was renamed to Advancing Equality Preference, Inc.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $18,614,915 and have negative working capital of $6,863,770 as of June 30, 2021. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2021. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of June 30, 2021:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$3,154,374	$3,154,374
	$-	$-	$3,154,374	$3,154,374

	Fair Value Measurements
	as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,930,235	$1,930,235
	$-	$-	$1,930,235	$1,930,235

Other Receivables – Related Party

Other receivables represent amounts held in escrow at the Fund’s custodian. In the second quarter of 2021, the Company retrieved $100,000 from the Fund’s custodian, and provided $305,000 related to the ETF launch. As of June 30, 2021, $305,000 was in escrow.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three and six months ended June 30, 2021 and 2020, and the outstanding stock options and warrants are anti-dilutive. For the three and six months ended June 30, 2021 and 2020, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Six Months Ended
	June 30,
	2021	2020
Series D preferred stock	67,826	-
Stock options outstanding	1,800,000	1,800,000
Warrants	204,946,057	-
Shares to be issued upon conversion of notes	203,651,096	173,870,349
	410,464,979	175,670,349

Recent Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 3. Intangible Assets

The Company capitalizes costs pertaining to the development of the LGBTQ100 ESG Index website. The Company began amortizing these costs upon the launch of the index, and will amortize the costs over a three-year useful life.

At June 30, 2021 and December 31, 2020, intangible assets, net was $66,139 and $78,285, respectively. Amortization expense was $6,448 and $12,895 for both the three and six months ended June 30, 2021 and 2020, respectively.

Note 4. Notes Payable

As of June 30, 2021 and December 31, 2020, the Company has a note payable outstanding in the amount of $1,986 and $2,986, respectively. The note is past due at June 30, 2021 and is, therefore, in default. The note accrues interest at a rate of 2% per annum. During the six months ended June 30, 2021, the Company repaid $1,000 pertaining to this note.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matured on June 20, 2020. As of June 30, 2021, the full principal amount was outstanding and in default.

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

During the three and six months ended June 30, 2021, the Company recorded amortization of debt discount and original issue discount of $364,877 and $582,631, respectively, for all convertible debentures. During the three and six months ended June 30, 2020, the Company recorded amortization of debt discount and original discount of $201,028 and $403,267, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the six months ended June 30, 2021:

Convertible
Debenture
Balance as of December 31, 2020	$1,661,520
Issuance of convertible debenture - principal amount	341,825
Issuance of convertible debenture - debt discount and original issue discount	(341,825)
Amortization of debt discount and original issue discount	582,631
Conversion to common stock, net of discount	(346,874)
Balance as of June 30, 2021	$1,897,277

The following comprises the balance of the convertible debenture outstanding at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Principal amount outstanding	$2,304,602	$2,458,024
Less: Unamortized original issue discount	(55,271)	(94,857)
Less: Unamortized debt discount	(352,053)	(701,647)
	$1,897,277	$1,661,520

At December 31, 2020, convertible notes payable includes a balance of $615,134 pertaining to a parity default penalty booked in 2020. The EMA Note has an original principal of $85,000. In the second quarter of 2021, EMA converted $180,447 in principal for shares of common stock, with an outstanding principal balance of $434,687 as of June 30, 2021. The Company is currently settling the remaining note into shares and warrants to be issued to EMA, and expects the ultimate value to be less than the stated balance included in the consolidated balance sheet.

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

The original debentures had conversion features that resulted in derivative liabilities. We valued the conversion features at each origination date with the following assumptions, on a weighted-average basis:

	Six Months Ended
	June 30,
	2021	2020
Risk-free interest rate	0.09%	0.78%
Expected term (in years)	1.00	0.90
Expected volatility	237.4%	161.9%
Expected dividend yield	0%	0%
Exercise price of underlying common shares	$0.004	$0.01

During the six months ended June 30, 2021, the entire value of the principal of the debentures were assigned to the derivative liability and recognized as a debt discount on the convertible debentures. The debt discount is recorded as reduction (contra-liability) to the debentures and are being amortized over the initial term. The balance of $460,780 was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the six months ended June 30, 2021:

Derivative
Liability
Balance as of December 31, 2020	$1,930,235
Initial fair value on issuance of convertible debenture	760,740
Conversion of debenture to common stock	(1,782,577)
Change in fair value of derivative liability	2,245,976
Balance as of June 30, 2021	$3,154,374

Note 7. Preferred Stock

Series D Convertible Preferred Stock

On April 8, 2021, the Company issued 400 shares of Series D Convertible Preferred Stock (the Series D Preferred Stock”) to GHS Investments, LLC (“GHS”) pursuant to a Securities Purchase Agreement (“GHS April Agreement”) for net proceeds of $427,600. In conjunction with the GHS Agreement, the Company issued warrants to purchase 40,000,000 shares of common stock at an exercise price of $0.001.

On May 12, 2021, the Company issued 150 shares of Series D Preferred Stock to GHS Investments, LLC pursuant to a Securities Purchase Agreement (“GHS May Agreement”) for net proceeds of $146,500. In conjunction with the GHS Agreement, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.001.

Notwithstanding, on June 23, 2021, GHS and the Company entered into a Rescission Agreement (the “Rescission Agreement”) pursuant to which the Company and GHS agreed to rescind, ab initio, the issuances of Warrants to GHS. Pursuant to the Rescission Agreement, GHS and the Company agreed that the issuance of the Warrants are unconditionally and irrevocably rescinded ab initio by GHS and the Company, and the Warrants are neither valid nor effective in any manner whatsoever. Further, GHS and the Company acknowledged that each has been restored to the position in which such party found itself on the date that the respective GHS Agreement was executed but without any references, rights or obligations relative to the Warrants contained in, or otherwise granted in, either the GHS Agreements or the Warrants. As a result, GHS has no rights whatsoever to the Warrants and the Company has no rights whatsoever to the any exercise price that it may have received pursuant to the Warrants. In connection with the execution and delivery of the Rescission Agreement, the Company and GHS entered into two (2) Amended and Restated Purchase Agreements which each seek to amend and restate the terms and conditions contained in the April Agreement and the May Agreement.

In connection with the issuance of the Series D Preferred Stock, on April 7, 2021 and May 12, 2021, we filed a Certificates of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D COD”) with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series D Convertible Preferred Stock and authorized the issuance of up to one thousand (1,000) shares of Series D Preferred Stock.

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

The conversion price (the “Conversion Price”) for the Series D Preferred Stock shall be $0.008109, equal to 90% of the average VWAP for the ten (10) Trading Days immediately preceding the date of the SPA. The Conversion Price will be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock. Following an “Event of Default,” as defined in the SPA, the Conversion price shall equal the lower of: (a) the then applicable Conversion Price; or (b) a price per share equaling eighty percent (80%) of the lowest traded price for the Company’s common stock during the fifteen (15) Trading Days immediately preceding, but not including, the Conversion Date.

Each share of Series D Preferred Stock is convertible, at any time and from time to time, at the option of the holder thereof, into that number of shares of Common Stock (subject in each case to a 4.99% beneficial ownership limitation) determined by dividing the Stated Value of such share of Series D Preferred Stock by the Series D Preferred Stock Conversion Price.

Additionally, the Company shall have the right to redeem (a “Corporation Redemption”), all (but not less than all), shares of the Series D Preferred Stock issued and outstanding at any time after the issuance date, upon five (5) business days’ notice, at a redemption price per Series D Preferred Stock then issued and outstanding (the “Corporation Redemption Price”), equal to the product of (i) the Premium Rate multiplied by (ii) the sum of (x) the Stated Value, (y) all accrued but unpaid dividends, and (z) all other amount due to the holder pursuant to the Series D COD and the SPA including, but not limited to late fees, liquidated damages and the legal fees and expenses of the holder’s counsel relating to the Series D COD and/or the SPA. “Premium Rate” means (a) 1.15 if all of the Series D Preferred Stock is redeemed within ninety (90) calendar days from the issuance date thereof; (b) 1.2 if all of the Series D Preferred Stock is redeemed after ninety (90) calendar days and within one hundred twenty (120) calendar days from the issuance date thereof; (c) 1.25 if all of the Series D Preferred Stock is redeemed after one hundred twenty (120) calendar days and within one hundred eighty (180) calendar days from the issuance date thereof; and (iv) each share of Series D Preferred Stock shall be redeemed on the date that is one (1) calendar year from the date of its issuance.

On the one-year anniversary of the date of issuance of the Preferred Stock, the Company must redeem the Preferred Stock then outstanding at a price equal to the outstanding Stated Value together with any accrued but unpaid dividends.

Pursuant to the Series D COD, we are required to reserve and keep available out of our authorized and unissued shares of Common Stock two times the number of Common Stock needed to convert or exercise all Series D Preferred Stock. Further, the holders of the Series D Preferred Stock are entitled to vote with all holders of the Common Stock on an as converted or as exercised basis.

The Series D COD provides for conversion price adjustments in the event of stock dividends, stock splits and similar transactions. It also provides for certain adjustments in connection with subsequent rights offerings, pro rata distributions to holders of our Common Stock and fundamental transactions. Additionally, from the date of the SPA until the date when the holder no longer holds any Series D Preferred Stock, upon any issuance by the Company or any of its subsidiaries of Common Stock or common stock equivalents (as defined in the Series D COD) for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), the holder may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of Series D Preferred Stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis.

Following an “Event of Default” (as defined in the Series D COD), all outstanding shares of Series D Preferred Stock shall come immediately due for redemption and the redemption amount shall accrue interest at the lesser of: (a) eighteen percent (18%) per annum; or (b) the maximum legal rate. Redemption following an Event of Default shall occur at an amount equaling: 1.35 multiplied by the sum of the Stated Value, all accrued but unpaid dividends and all other amounts due pursuant to the Series D COD for all Series D Preferred Stock outstanding. Additionally, following an Event of Default, the Conversion Price shall equal the lower of: (a) the then applicable conversion price; or (b) a price per share equaling eighty percent (80%) of the lowest traded price for the Company’s Common Stock during the fifteen (15) trading days preceding the relevant conversion.

The Series D Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitation (as defined in the Series D COD). However, as long as any shares of Series D Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series D Preferred Stock directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series D Preferred Stock or alter or amend the Series D COD, (b) authorize or create any class of stock ranking as to redemption or distribution of assets upon a Liquidation (as defined in the Series D COD) senior to, or otherwise pari passu with, the Series D Preferred Stock or, authorize or create any class of stock ranking as to dividends senior to, or otherwise pari passu with, the Series D Preferred Stock, (c) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders (as defined in the Series D COD), (d) increase the number of authorized shares of Series D Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Due to the mandatorily redeemable features, the Series D preferred stock was classified as a liability pursuant to ASC 480-10. The Company recorded a debt discount of $15,900, of which $3,256 was amortized to interest expense in the three months ended June 30, 2021. The Company also determined that the conversion option represented a beneficial conversion feature, however calculated the fair value of this feature to be negligible.

As of June 30, 2021, we had $9,159 in accrued Series D dividends.

Note 8. Stockholders’ Equity (Deficit)

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

In June 2021, an aggregate of 11,956,004 shares of common stock were issued pursuant to conversion of balances owed to a related party and accrued consulting services totaling $204,364.

In June 2021, Auctus exercised 30,887,276 warrants into shares of common stock.

During the six months ended June 30, 2021, Pride converted 53,000 shares of Series C preferred stock for 53,000,000 shares of common stock.

During the six months ended June 30, 2021, the Company issued 137,987,777 shares of common stock pursuant to conversion of debentures in the principal amount of $495,247.

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

During the six months ended June 30, 2020, we issued an aggregate of 4,170,000 shares of common stock to Pride Partners pursuant to warrant exercises. Refer to Note 9.

Series B Convertible Preferred Stock

As of June 30, 2021, we had $13,800 in remaining accrued Series B dividends.

Series C Convertible Preferred Stock

During the quarter ended June 30, 2021, Pride converted 53,000 shares of Series C preferred stock for 53,000,000 shares of common stock. As of June 30, 2021, there were 76,559 shares of Series C preferred stock issued and outstanding.

Note 9. Options and Warrants

Options

As of June 30, 2021 and December 31, 2020, we had 1,800,000 options remaining outstanding pursuant to the 2012 Equity Incentive Plan.

There was no stock based compensation expense for options for the six months ended June 30, 2021 and 2020. There will be no additional compensation expense recognized in future periods.

Warrants

As of June 30, 2021 and December 31, 2020, we had 204,946,057 and 235,833,333 warrants outstanding, respectively, with a weighted average exercise price of $0.02 per share. In June 2021, Auctus exercised 30,887,276 warrants into shares of common stock.

Note 10. Related Party Transactions

Parties, which can be a corporation or an individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Notes Payable to Related Party

Notes payable to related parties at June 30, 2021 and December 31, 2020 totaled $1,800 and $17,885, respectively, with a 2% annual interest rate. In June 2021, the Company converted $16,085 of a related party note payable into shares of common stock.

Currently the Company has defaulted on all of their remaining related party loan obligations. Forbearance has been granted by the related parties on all loans.

Accrued Salaries and Compensation

As of June 30, 2021 and December 31, 2020, accrued salaries to our company officers and executive director totaled $319,735 and $299,732, respectively and is included in accrued salaries and consulting fees in our consolidated balance sheets.

In March 2021, we issued 200,000,000 shares of common stock to the Chief Operating Officer for a total fair value of $160,000.

Board of Directors

In March 2021, we issued 20,000,000 shares of common stock to each of the seven board members, including the Chief Executive Officer, for an aggregate of 140,000,000 shares. Of these share issuances, $961,666 is included in personnel costs in the consolidated statements of operations and the remaining $138,334 was converted from accrued salaries and consulting fees.

Total accrued directors’ compensation of $0 and $94,584 at June 30, 2021 and December 31, 2020, respectively, is included in accrued salaries and consulting fees on our consolidated balance sheets.

A board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. As of June 30, 2021 and December 31, 2020, we have $305,000 and $100,000, respectively, included as other receivables on our consolidated balance sheet, which represents amounts held in escrow at the Fund’s custodian.

Note 11. Subsequent Events

Management has evaluated all activity up to August 16, 2021 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

On July 6, 2021, the Board increased the size of its Board from seven persons to nine persons and appointed Andrea Breanna to fill a vacant director position created thereby, effective immediately. At this time, Ms. Breanna has not been named to any committees of the Board.

On July 13, 2021, we entered into a Securities Purchase Agreement (the “July SPA”) with GHS Investments, LLC (the “Purchaser”), a Nevada limited liability company, pursuant to which for a purchase price of $250,000, the Purchaser purchased an additional two hundred and fifty (250) shares of the Company’s Series D Convertible Preferred Stock (“Series D Preferred Stock”). Further, subject to the terms and conditions contained in the July SPA, on or prior to the thirtieth (30) calendar day following the initial Closing Date (as defined in the July SPA), the Company agrees to sell, and the Purchaser agrees to purchase an additional two hundred and fifty (250) shares of Preferred Stock at price of $1,000 per share of Preferred Stock. As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2021, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D COD”) with the Delaware Secretary of State to create a new class of preferred stock, $0.001 par value per share, designated Series D Convertible Preferred Stock and authorized the issuance of up to four hundred (400) shares of Series D Preferred Stock. On the April 9, 2021, all of the four hundred (400) shares of Series D Preferred Stock were issued to the Purchaser. The Series D Preferred Stock has a stated value of $1,200 per share (“Stated Value”) and the holder of the Series D Preferred Stock has the right to receive a dividend equal to eight percent (8%) per annum, payable quarterly, beginning on the issuance date of the Series D Preferred Stock and ending on the date that Series D Preferred Share has been converted or redeemed. Dividends may be paid in cash or in shares of Series D Preferred Stock at the discretion of the Company. Further, the holders of the Series D Preferred Stock have the right to receive assets in the event of liquidation, dissolution or winding up before any distribution or payment shall be made to the holders of any securities junior to the Series D Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the highly regarded licensed Fund Adviser ProcureAM, a wholly owned subsidiary of Procure Holdings, LLC., which is through our platform service agreement (“PSA”), and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The LGBTQ + ESG100 ETF (the “Fund”) launched in May 2021 on the NASDAQ. The Fund seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index and earns management fees based on assets under management (“AUM”).

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

New initiatives in 2021 include a plan to create ancillary revenue streams to complement and support this unique platform for the top 100 Equality driven Corporations in America represented in the LGBTQ100 Index. We believe our index will reward and elevate the status of those corporations that have adopted diversity and inclusion best practices, cared for their employees and positively impacted LGBTQ communities. Expert LGBTQ economists have repeatedly stressed the value of the LGBTQ brand loyalty to corporations. We consider the companies that best capture the spending trends and loyalty of the LGBTQ consumer will be better positioned for financial growth and success. Given the opportunity to link to the power and status generated between the LGBTQ community, these companies and their own workforce, we will launch a Partner Loyalty Program which includes benefits afforded to defined sponsorship tiers. The LGBTQ Loyalty Sponsorship is designed to attract the significant marketing dollars Fortune 500 companies are allocating to D&I programs with an opportunity to purchase LGBTQ Loyalty Sponsorship packages, including participation and brand exposure at planned conferences and events. Companies will be offered the opportunity to purchase LGBTQ Loyalty Sponsorship packages starting in Q4-2021.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $18,611,658 and have negative working capital of $6,286,415 as of June 30, 2021. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended June 30, 2021 compared with the three months ended June 30, 2020

There were no revenues during the three months ended June 30, 2021 or 2020.

The following is a breakdown of our operating expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	Change $	Change %
Personnel costs	$93,121	$284,507	$(191,386)	-67%
Consulting fees	38,500	93,515	(55,015)	-59%
Legal and professional fees	153,527	95,347	58,181	61%
Sales and marketing	40,500	45	40,455	89840%
General and administrative	28,392	20,736	7,655	37%
Depreciation and amortization	6,448	6,448	-	0%
	$360,488	$500,598	$(140,110)	-28%

Personnel costs include officer salaries and directors’ compensation. The decrease in personnel costs is primarily due to stock compensation to the board and executives in 2020.

Consulting fees decreased by $55,015 during the three months ended June 30, 2021, primarily due to limited operations in developing the Index in 2021. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees increased by $58,181, primarily due to increased legal costs pertaining to our financing activities.

Sales and marketing costs were $40,500 in the three months ended June 30, 2021 as we began our marketing efforts over the launch of the ETF.

General and administrative expenses increased by $7,655 in 2021 due to increased operations surrounding the ETF launch.

Depreciation and amortization expense was $6,448 in the three months ended June 30, 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	Change $	Change %
Interest expense	$(727,642)	$(376,473)	(351,169)	93%
Other income	-	3,000	(3,000)	-100%
Change in derivative liability	(2,658,949)	442,626	(3,101,576)	-701%
	$(3,386,591)	$69,154	$(3,455,745)	-4997%

Interest expense increased by $351,169 in the three months ended June 30, 2021, primarily attributable to origination interest and amortization of debt discount of the newly issued and converted debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $3,747,079 and $431,445 for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations

Six months ended June 30, 2021 compared with the six months ended June 30, 2020

There were no revenues during the three months ended June 30, 2021 and $560 in revenue for 2020.

The following is a breakdown of our operating expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	Change $	Change %
Personnel costs	$1,389,121	$499,462	$889,653	178%
Consulting fees	71,500	168,015	(96,515)	-57%
Legal and professional fees	258,650	222,342	36,308	16%
Sales and marketing	40,500	7,590	32,910	434%
General and administrative	56,514	70,728	(14,214)	-20%
Depreciation and amortization	12,896	12,896	-	0%
	$1,829,181	$981,033	$848,148	86%

Personnel costs include officer salaries and directors’ compensation. The increase in personnel costs is primarily due to $1,141,666 in stock compensation for shares issued to the board and executives in March 2021.

Consulting fees decreased by $96,515 during the six months ended June 30, 2021, primarily due to limited operations in developing the Index in 2021.

Legal and professional fees increased by $36,308, primarily due to increased legal costs in 2021 pertaining to our financing activities.

Sales and marketing costs increased by $32,910 in 202 as we began our marketing efforts over the launch of the ETF.

General and administrative expenses decreased by $14,214 due to our cost cutting measures in our operations.

Depreciation and amortization expense was $12,986 in the six months ended June 30, 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	Change $	Change %
Interest expense	$(1,289,328)	$(737,312)	(552,016)	75%
Other income	-	3,000	(3,000)	-100%
Change in derivative liability	(2,245,976)	324,872	(2,570,848)	-791%
	$(3,535,304)	$(409,440)	$(3,125,864)	763%

Interest expense increased by $552,016 in the six months ended June 30, 2021, primarily attributable to origination interest and amortization of debt discount of the newly issued and converted debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $5,364,485 and $1,389,913 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of June 30, 2021, we had $179,192 of cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of June 30, 2021, we had a working capital deficit of $6,863,770 as compared to a working capital deficit of $5,338,865 at December 31, 2020.

During the six months ended June 30, 2021 and 2020, operations used cash of $519,220 and $727,216, respectively, primarily related to our net loss partially offset by non-cash charges and cash provided by changes in operating assets and liabilities.

During the six months ended June 30, 2021 and 2020, net cash used in investing activities was $205,000 and $31,000, respectively. Cash used in 2021 pertains to the net funds provided to the Fund’s custodian for the ETF launch. Cash used in 2020 is attributable to capitalized costs pertaining to the development of the LGBTQ100 ESG Index and ETF website.

In 2021, we received $300,000 in proceeds from the issuance of three convertible debentures and repaid notes payable of $1,000. We also received net proceeds of $574,100 from the issuance of Series D preferred stock. From February to March 2020, we received $175,000 in proceeds from the issuance of two convertible debentures. In January 2020, we received $47,500 pursuant to a bridge note agreement. We also received $93,343 from the exercise of warrants.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 13, 2021, the Company issued 250 shares of Series D Preferred Stock to GHS Investments, LLC pursuant to a Securities Purchase Agreement for net proceeds of $237,500.

Other than what has previously been disclosed in public filings, there are no new sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At June 30, 2021 the outstanding balance was approximately $1,986.

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

LGBTQ LOYALTY HOLDINGS, INC.

August 16, 2021	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

August 16, 2021	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

