Form 10-Q
period 2021-09-30
LGBTQ Loyalty Holdings, Inc.
filed 2021-11-12
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021 the Company had 774,005,200 shares of common stock, $0.001 par value, issued and outstanding.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
		(audited)
ASSETS
Current assets:
Cash	$122,053	$30,312
Other receivables – related party	305,000	100,000
Prepaid expenses and other current assets	158,041	20,983
Total current assets	585,094	151,295
Intangible assets, net	59,691	78,285
Total assets	$644,785	$229,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$868,471	$920,569
Accrued salaries and consulting fees	490,528	605,857
Accrued interest and dividends	380,600	226,108
Notes payable	126,986	127,986
Notes payable to related party	1,800	17,885
Convertible notes payable, net of debt discount	2,006,824	1,661,520
Derivative liability on convertible notes payable	1,592,038	1,930,235
Series D preferred stock, net of discount	1,071,535	-
Total liabilities	6,538,782	5,490,160

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Series B, 500,000 shares designated, 25,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	25	50
Series C, 129,559 shares designated, 52,559 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	52	130
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 774,005,200 and 263,725,234 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	774,004	263,725
Additional paid-in capital	11,585,402	7,714,704
Accumulated deficit	(18,253,480)	(13,239,189)
Total stockholders’ equity (deficit)	(5,893,997)	(5,260,580)
Total liabilities and stockholders’ equity (deficit)	$644,785	$229,580

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$560
Cost of net revenue	-	-	-	-
Gross profit	-	-	-	560

Operating expenses:
Personnel costs	132,099	60,979	1,521,218	560,441
Consulting fees	2,220	93,444	73,720	261,459
Legal and professional fees	308,381	140,874	567,032	363,216
Sales and marketing	117,012	25,392	157,512	32,982
General and administrative	30,727	89,696	87,241	160,424
Depreciation and amortization	6,448	6,448	19,344	19,344
Total operating expenses	596,887	416,834	2,426,067	1,397,866

Loss from operations	(596,887)	(416,834)	(2,426,067)	(1,397,306)

Other income (expense):
Interest expense	(437,528)	(436,939)	(1,726,856)	(1,174,251)
Other income (expense)	(7,076)	-	(7,076)	3,000
Change in derivative liability	1,422,550	481,046	(823,425)	805,918
Total other income (expense), net	977,946	44,107	(2,557,357)	(365,333)

Provision for income taxes	-	-	-	-
Net income (loss)	$381,060	$(372,727)	$(4,983,425)	$(1,762,639)

Weighted average common shares outstanding - basic and diluted	693,179,696	214,661,045	650,976,730	196,571,521
Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,983,425)	$(1,762,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	1,077,708	584,445
Change in fair value of derivative liability	823,425	(805,918)
Financing related costs - debt	460,780	471,328
Stock-based compensation expense	1,218,114	213,276
Depreciation and amortization	19,344	19,344
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,058)	-
Accounts payable	(54,428)	245,024
Accrued salaries and consulting fees	223,279	369,960
Accrued interest and dividends	141,132	100,377
Net cash used in operating activities	(1,086,129)	(564,803)
Cash flows from investing activities:
Other receivables	(205,000)	-
Investment in intangible assets	-	(31,000)
Net cash used in investing activities	(205,000)	(31,000)
Cash flows from financing activities:
Proceeds from issuance of convertible debenture agreements	300,000	637,000
Repayments of convertible debt agreements	(56,350)	-
Net proceeds (repayments) from promissory note agreements	(1,000)	96,175
Proceeds from issuance of Series D preferred stock	1,061,600	-
Proceeds from issuance of common stock under equity line of credit	78,620	-
Proceeds from exercise of warrants	-	93,342
Net cash provided by financing activities	1,382,870	826,517
Net increase in cash	91,741	230,714
Cash at beginning of period	30,312	13,188
Cash at end of period	$122,053	$243,902

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,944	$27,500

Supplemental disclosure of non-cash financing activities:
Conversion of accrued consulting fees into common shares	$338,608	$617,750
Conversion of related party notes payable into common shares	$16,085	$15,000
Conversion of Series C preferred stock into common stock	$78,000	$-
Exercise of common stock warrants - derivative liability	$-	$32,742
Amortization of preferred stock discount	$-	$45,056
Dividends on preferred stock	$30,866	$10,400
Warrants issued in connection with debt	$-	$41,396

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock								Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	-	$-	50,000	$50	129,559	$130	263,725,234	$263,725	7,714,704	$(13,239,189)	$(5,260,580)
Common shares issued to board of directors	-	-	-	-	-	-	140,000,000	140,000	980,000	-	1,120,000
Common shares issued for services and compensation	-	-	-	-	-	-	31,834,386	31,834	204,614	-	236,448
Debenture conversions	-	-	-	-	-	-	37,538,998	37,539	318,815	-	356,354
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(1,722)	(1,722)
Net loss	-	-	-	-	-	-	-	-	-	(1,617,405)	(1,617,405)
Balances at March 31, 2021	-	-	50,000	50	129,559	130	473,098,618	473,098	9,218,133	(14,858,316)	(5,166,906)
Debenture conversions	-	-	-	-	-	-	100,448,779	100,449	1,821,061	-	1,921,510
Conversion of notes and payables	-	-	-	-	-	-	11,956,004	11,956	192,408	-	204,364
Exercise of warrants			-	-	-	-	30,887,276	30,887	(30,887)	-	-
Conversion of Series C preferred stock into common stock	-	-	-	-	(53,000)	(53)	53,000,000	53,000	(52,947)	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(9,519)	(9,519)
Net loss	-	-	-	-	-	-	-	-	-	(3,747,079)	(3,747,079)
Balances at June 30, 2021	-	-	50,000	50	76,559	77	669,390,677	669,390	11,147,767	(18,614,915)	(6,797,631)
Debenture conversions	-	-	-	-	-	-	20,479,798	20,480	304,123	-	324,603
Exercise of warrants			-	-	-	-	30,887,275	30,887	(30,887)	-	-
Conversion of Series C preferred stock into common stock	-	-	-	-	(25,000)	(25)	25,000,000	25,000	(24,975)	-	-
Common shares issued pursuant to equity line of credit	-	-	-	-	-	-	13,386,862	13,387	72,309	-	85,696
Common shares issued for services	-	-	-	-	-	-	13,440,860	13,441	111,559	-	125,000
Conversion of Series B preferred stock for common shares	-	-	(25,000)	(25)	-	-	958,333	958	(933)	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	461,395	461	6,439	-	6,900
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(19,625)	(19,625)
Net income	-	-	-	-	-	-	-	-	-	381,060	381,060
Balances at September 30, 2021	-	$-	25,000	$25	51,559	$52	774,005,200	$774,004	$11,585,402	$(18,253,480)	$(5,893,997)

Balances at December 31, 2019	-	$-	75,000	$75	129,559	$130	169,217,460	$169,217	6,035,547	$(9,077,614)	$(2,872,645)
Common shares issued in connection with notes payable	-	-	-	-	-	-	294,994	295	9,705	-	10,000
Common shares issued for accrued services	-	-	-	-	-	-	6,662,312	6,662	311,338	-	318,000
Common shares issued to board of directors	-	-	-	-	-	-	1,000,000	1,000	16,800	-	17,800
Exercise of common stock warrants	-	-	-	-	-	-	4,170,000	4,170	121,914	-	126,084
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	15,910	(15,910)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(2,588)	(2,588)
Net loss	-	-	-	-	-	-	-	-	-	(958,468)	(958,468)
Balances at March 31, 2020	-	-	75,000	75	129,559	130	181,344,766	181,344	6,511,211	(10,054,580)	(3,361,820)
Common shares issued to board of directors	-	-	-	-	-	-	11,942,161	11,942	202,652	-	214,595
Common shares issued for services and compensation	-	-	-	-	-	-	16,279,273	16,279	264,353	-	280,632
Exercise of stock options	-	-	-	-	-	-	4,000,000	4,000	6,400	-	10,400
Conversion of Series B preferred stock for common shares	-	-	(25,000)	(25)	-	-	958,333	958	(933)	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	90,216	90	3,360	-	3,450
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	15,910	(15,910)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(1,725)	(1,725)
Net loss	-	-	-	-	-	-	-	-	-	(431,445)	(431,445)
Balances at June 30, 2020	-	-	50,000	50	129,559	130	214,614,749	214,615	7,002,953	(10,503,660)	(3,285,912)
Warrants issued in connection with convertible debenture	-	-	-	-	-	-	-	-	41,396	-	41,396
Debenture conversions	-	-	-	-	-	-	2,083,333	2,083	34,212	-	36,295
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	13,236	(13,236)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(1,725)	(1,725)
Net loss	-	-	-	-	-	-	-	-	-	(372,727)	(372,727)
Balances at September 30, 2020	-	$-	50,000	$50	129,559	$130	216,698,082	$216,698	$7,091,797	$(10,891,347)	$(3,582,672)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LGBTQ Loyalty Holdings, Inc., including its subsidiaries.

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating the first LGBTQ Loyalty Preference Index ETF (the “Index ETF”) to provide the LGBTQ community with the power to influence the allocation of capital within a financial Index ETF based upon LGBTQ consumer preferences. The Index ETF is intended to link the growing economic influence of the LGBTQ community and their allies with many of the top Fortune 500 companies that support and implement diversity, inclusion and equality policies within their organizations. The incorporation of diversity and inclusion in a company’s recruitment and human resource policies is becoming a key concern to investors as part of their growing focus on ESG allocations. Our data and analytics unequivocally reinforce that corporations that have embraced diversity and inclusion policies within their corporate culture perform at a higher level financially than their peers. This includes advancing a more invigorated workforce that attracts and retains the best talent. Innovation and agility have been identified as great benefits of diversity, and there is an increasing awareness of what has come to be known as ‘the power of difference.’

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

In late 2020, LPI was renamed to Advancing Equality Preference, Inc.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $18,253,480 and have negative working capital of $5,953,688 as of September 30, 2021. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2021. Certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of September 30, 2021:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,592,038	$1,592,038
	$-	$-	$1,592,038	$1,592,038

	Fair Value Measurements
	as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,930,235	$1,930,235
	$-	$-	$1,930,235	$1,930,235

Other Receivables – Related Party

Other receivables represent amounts held in escrow at the Fund’s custodian. In the second quarter of 2021, the Company retrieved $100,000 from the Fund’s custodian, and provided $305,000 related to the ETF launch. As of September 30, 2021, $305,000 was in escrow.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three and nine months ended September 30, 2021 and 2020, and the outstanding stock options and warrants are anti-dilutive. For the three and nine months ended September 30, 2021 and 2020, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Nine Months Ended
	September 30,
	2021	2020
Series D preferred stock	129,486	-
Stock options outstanding	1,800,000	1,800,000
Warrants	174,058,782	7,500,000
Shares to be issued upon conversion of notes	427,299,999	260,440,810
	603,288,267	269,740,810

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

At September 30, 2021 and December 31, 2020, intangible assets, net was $59,691 and $78,285, respectively. Amortization expense was $6,448 and $19,344 for both the three and nine months ended September 30, 2021 and 2020, respectively.

Note 4. Notes Payable

As of September 30, 2021 and December 31, 2020, the Company has a note payable outstanding in the amount of $1,986 and $2,986, respectively. The note is past due at September 30, 2021 and is, therefore, in default. The note accrues interest at a rate of 2% per annum. During the nine months ended September 30, 2021, the Company repaid $1,000 pertaining to this note.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matured on June 20, 2020. As of September 30, 2021, the full principal amount was outstanding and in default.

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

During the three and nine months ended September 30, 2021, the Company recorded amortization of debt discount and original issue discount of $213,365 and $795,996, respectively, for all convertible debentures. During the three and nine months ended September 30, 2020, the Company recorded amortization of debt discount and original discount of $181,681 and $584,445, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the nine months ended September 30, 2021:

Convertible
Debenture
Balance as of December 31, 2020	$1,661,520
Issuance of convertible debenture - principal amount	341,825
Issuance of convertible debenture - debt discount and original issue discount	(341,825)
Repayments	(56,350)
Amortization of debt discount and original issue discount	795,996
Conversion to common stock, net of discount	(394,342)
Balance as of September 30, 2021	$2,006,824

The following comprises the balance of the convertible debenture outstanding at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Principal amount outstanding	$2,131,902	$2,458,024
Less: Unamortized original issue discount	(13,093)	(94,857)
Less: Unamortized debt discount	(111,985)	(701,647)
	$2,006,824	$1,661,520

At December 31, 2020, convertible notes payable includes a balance of $615,134 pertaining to a parity default penalty booked in 2020. The EMA Note has an original principal of $85,000. In the second quarter of 2021, EMA converted $180,447 in principal for shares of common stock, with an outstanding principal balance of $434,687 as of September 30, 2021. The Company is currently settling the remaining note into shares and warrants to be issued to EMA, and expects the ultimate value to be less than the stated balance included in the consolidated balance sheet.

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

The original debentures had conversion features that resulted in derivative liabilities. We valued the conversion features at each origination date with the following assumptions, on a weighted-average basis:

	Nine Months Ended
	September 30,
	2021	2020
Risk-free interest rate	0.09%	0.39%
Expected term (in years)	1.00	0.96
Expected volatility	237.4%	191.1%
Expected dividend yield	0%	0%
Exercise price of underlying common shares	$0.004	$0.01

During the nine months ended September 30, 2021, the entire value of the principal of the debentures were assigned to the derivative liability and recognized as a debt discount on the convertible debentures. The debt discount is recorded as reduction (contra-liability) to the debentures and being amortized over the initial term. The balance of $460,780 was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the nine months ended September 30, 2021:

Derivative
Liability
Balance as of December 31, 2020	$1,930,235
Initial fair value on issuance of convertible debenture	760,740
Conversion of debenture to common stock	(1,922,363)
Change in fair value of derivative liability	823,425
Balance as of September 30, 2021	$1,592,038

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

In connection with the issuance of the Series D Preferred Stock, on April 7, 2021, May 12, 2021 and August 19, 2021, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D COD”) with the Delaware Secretary of State to (i) create a new class of preferred stock, $0.001 par value per share, designated Series D Convertible Preferred Stock; (ii) authorize the issuance of up to one thousand (1,000) shares of Series D Preferred Stock; and (iii) authorize the issuance of up to two thousand shares of Series D Preferred Stock (increasing the authorized amount by 1,000 Preferred D Shares.

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

On July 14, 2021, the Company issued 250 shares of Series D Preferred Stock to GHS pursuant to a Securities Purchase Agreement (“GHS July Agreement”) for net proceeds of $237,500. On August 20, 2021, the Company issued 250 shares of Series D Preferred Stock to GHS pursuant to a Securities Purchase Agreement (“GHS August Agreement”) for net proceeds of $250,000.

Due to the mandatorily redeemable features, the Series D preferred stock was classified as a liability pursuant to ASC 480-10. The Company recorded a debt discount of $28,400, of which $9,935 was amortized to interest expense in the nine months ended September 30, 2021. As of September 30, 2021, the balance of the Series D preferred stock liability, net of the unamortized discount of $18,465, was $1,071,535.

The Company also determined that the conversion option represented a beneficial conversion feature, however calculated the fair value of this feature to be negligible.

As of September 30, 2021, there were 1,050 shares of Series D preferred stock outstanding, and $29,144 in accrued Series D dividends.

Note 8. Stockholders’ Equity (Deficit)

Common Stock

Equity Line of Credit

On September 29, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments, LLC pursuant to which the Company will have the right in its sole discretion for a period of the twenty-four month period from the date of the SPA, to sell up to $10 million of common stock (subject to certain limitations) to GHS Investments, which has no right to require the Company to sell any shares, following the effectiveness of a registration statement with the SEC registering the Common Stock issuable pursuant to the SPA and other customary closing conditions, as detailed in the SPA. The purchase price for the common stock is a fixed price per share equal to eighty percent (80%) of the lowest volume weighted average price (VWAP) during the twenty (20) trading day period immediately preceding, but not including, the date the registration statement is filed, subject to a trading price floor. Each Closing shall be for at least $10,000 of common stock, and shall not exceed the lesser of (1) $500,000 of Common Stock, (2) 250% of the average daily trading volume for the Common Stock during the ten (10) Trading Days preceding such Closing date and (3) 4.99% of the then total outstanding number of shares of Common Stock of the Company. GHS irrevocably agrees to purchase the common stock, subject to an event of default.

From the date of the SPA until the date when GHS no longer holds any Securities, upon any issuance by the Company or any of its subsidiaries of common stock, common stock equivalents for cash consideration, indebtedness or a combination of units hereof (a “Subsequent Financing”), GHS may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the Securities then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis. From the date of the SPA until the date that is the 12 month anniversary of the closing date, upon a Subsequent Financing, Purchaser shall have the right to participate up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

Registration Statement

On July 22, 2021, the Company filed a registration statement on Form S-1 covering (i) 220,000,000 shares of common stock to be sold by the Company on a “best-efforts” basis at a fixed price per share of $0.01; and (ii) 16,906,002 shares of common stock for certain security holders named in the registration statement. The registration statement was declared effective on August 25, 2021.

As of September 30, 2021, the Company has sold 7,862,000 shares of common stock pursuant to the registration statement.

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

In June 2021, Auctus exercised 30,887,276 warrants into shares of common stock. In September 2021, Auctus exercised an additional 30,887,275 warrants into shares of common stock.

In August 2021, we issued 461,395 shares and 958,333 shares of common stock to a Series B Preferred Stock investor for accrued dividends and conversion of 25,000 shares of the Series B Preferred Stock.

In September 2021, we issued 13,440,860 shares of common stock pursuant to prepaid services for a fair value of $125,000.

In September 2021, we issued an aggregate of 13,386,862 shares of common stock to GHS pursuant to the SPA as defined above, including 5,524,862 shares issued as commitment shares and 7,862,000 shares issued under the first draw down for proceeds of $78,620. GHS may return a portion of the commitment shares upon a future date.

During the nine months ended September 30, 2021, Pride converted 78,000 shares of Series C preferred stock for 78,000,000 shares of common stock.

During the nine months ended September 30, 2021, the Company issued 158,467,575 shares of common stock pursuant to conversion of debentures in the principal amount of $611,597.

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

Series B Convertible Preferred Stock

In April 2020, we issued 90,216 shares and 958,333 shares of common stock to a Series B Preferred Stock investor for accrued dividends and conversion of 25,000 shares of the Series B Preferred Stock.

As of September 30, 2021, we had $6,900 in remaining accrued Series B dividends.

Series C Convertible Preferred Stock

During the nine months ended September 30, 2021, Pride converted 78,000 shares of Series C preferred stock for 78,000,000 shares of common stock. As of September 30, 2021, there were 51,559 shares of Series C preferred stock issued and outstanding.

Note 9. Options and Warrants

Options

As of September 30, 2021 and December 31, 2020, we had 1,800,000 options remaining outstanding pursuant to the 2012 Equity Incentive Plan.

There was no stock based compensation expense for options for the nine months ended September 30, 2021 and 2020. There will be no additional compensation expense recognized in future periods.

Warrants

As of September 30, 2021 and December 31, 2020, we had 174,058,782 and 235,833,333 warrants outstanding, respectively, with a weighted average exercise price of $0.02 per share. In June and September 2021, Auctus exercised 30,887,276 and 30,887,275 warrants, respectively, into shares of common stock.

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

Notes Payable to Related Party

Notes payable to related parties at September 30, 2021 and December 31, 2020 totaled $1,800 and $17,885, respectively, with a 2% annual interest rate. In June 2021, the Company converted $16,085 of a related party note payable into shares of common stock.

Currently the Company has defaulted on all of their remaining related party loan obligations. Forbearance has been granted by the related parties on all loans.

Accrued Salaries and Compensation

As of September 30, 2021 and December 31, 2020, accrued salaries to our company officers and executive director totaled $336,402 and $299,732, respectively and is included in accrued salaries and consulting fees in our consolidated balance sheets.

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

Total accrued directors’ compensation of $0 and $94,584 at September 30, 2021 and December 31, 2020, respectively, is included in accrued salaries and consulting fees on our consolidated balance sheets.

A board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. As of September 30, 2021 and December 31, 2020, we have $305,000 and $100,000, respectively, included as other receivables on our consolidated balance sheet, which represents amounts held in escrow at the Fund’s custodian.

On July 6, 2021, the Board increased the size of its Board from seven persons to nine persons and appointed Andrea Breanna to fill a vacant director position created thereby, effective immediately. At this time, Ms. Breanna has not been named to any committees of the Board.

Note 11. Subsequent Events

Management has evaluated all activity up to November 10, 2021 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Moreover, we operate in a very competitive changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and certainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Business Overview

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating the first LGBTQ Loyalty Preference Index ETF (the “Index ETF”) to provide the LGBTQ community with the power to influence the allocation of capital within a financial Index ETF based upon LGBTQ consumer preferences. The Index ETF is intended to link the growing economic influence of the LGBTQ community and their allies with many of the top Fortune 500 companies that support and implement diversity, inclusion and equality policies within their organizations. The incorporation of diversity and inclusion in a company’s recruitment and human resource policies is becoming a key concern to investors as part of their growing focus on ESG allocations. Our data and analytics unequivocally reinforce that corporations that have embraced diversity and inclusion policies within their corporate culture perform at a higher level financially than their peers. This includes advancing a more invigorated workforce that attracts and retains the best talent. Innovation and agility have been identified as great benefits of diversity, and there is an increasing awareness of what has come to be known as ‘the power of difference.’

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $18,253,480 and have negative working capital of $5,953,688 as of September 30, 2021. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended September 30, 2021 compared with the three months ended September 30, 2020

There were no revenues during the three months ended September 30, 2021 or 2020.

The following is a breakdown of our operating expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	Change $	Change %
Personnel costs	$132,099	$60,979	$71,120	117%
Consulting fees	2,220	93,444	(91,224)	-98%
Legal and professional fees	308,381	140,874	167,507	119%
Sales and marketing	117,012	25,392	91,620	361%
General and administrative	30,727	89,696	(58,969)	-66%
Depreciation and amortization	6,448	6,448	-	0%
	$596,887	$416,833	$180,054	43%

Personnel costs include officer salaries and directors’ compensation. The increase in personnel costs is primarily due to executive headcount in 2021.

Consulting fees decreased by $91,224 during the three months ended September 30, 2021, primarily due to limited operations in developing the Index in 2021. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees increased by $167,507, primarily due to increased legal costs pertaining to our financing activities and SEC registration statement.

Sales and marketing costs increased by $91,620 in the three months ended September 30, 2021 as we ramped up our marketing efforts over the launch of the ETF.

General and administrative expenses decreased by $58,969 in 2021 due to limited activities outside of ETF marketing and professional fees.

Depreciation and amortization expense was $6,448 in the three months ended September 30, 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	Change $	Change %
Interest expense	$(437,528)	$(436,939)	(589)	0%
Other income	(7,076)	-	(7,076)	100%
Change in derivative liability	1,422,550	481,046	941,504	196%
	$977,946	$44,107	$933,839	2117%

Interest expense is primarily attributable to origination interest and amortization of debt discount of the newly issued and converted debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net income was $381,060 and net loss was $372,727 for the three months ended September 30, 2021 and 2020, respectively.

Results of Operations

Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020

There were no revenues during the nine months ended September 30, 2021 and $560 in revenue for 2020.

The following is a breakdown of our operating expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change $	Change %
Personnel costs	$1,521,218	$560,441	$960,777	171%
Consulting fees	73,720	261,459	(187,739)	-72%
Legal and professional fees	567,032	363,216	203,816	56%
Sales and marketing	157,512	32,982	124,530	378%
General and administrative	87,241	160,424	(73,183)	-46%
Depreciation and amortization	19,344	19,344	-	0%
	$2,426,067	$1,397,866	$1,028,201	74%

Personnel costs include officer salaries and directors’ compensation. The increase in personnel costs is primarily due to $1,141,666 in stock compensation for shares issued to the board and executives in March 2021.

Consulting fees decreased by $187,737 during the nine months ended September 30, 2021, primarily due to limited operations in developing the Index in 2021.

Legal and professional fees increased by $203,816, primarily due to increased legal costs in 2021 pertaining to our financing activities.

Sales and marketing costs increased by $124,530 in 2021 as we ramped our marketing efforts over the launch of the ETF in the spring of 2021.

General and administrative expenses decreased by $73,183 due to our cost cutting measures in our operations.

Depreciation and amortization expense was $19,344 in the nine months ended September 30, 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change $	Change %
Interest expense	$(1,726,856)	$(1,174,251)	(552,605)	47%
Other income	(7,076)	3,000	(10,076)	-336%
Change in derivative liability	(823,425)	805,918	(1,629,343)	-202%
	$(2,557,357)	$(365,333)	$(2,192,024)	600%

Interest expense increased by $552,605 in the nine months ended September 30, 2021, primarily attributable to origination interest and amortization of debt discount of the newly issued and converted debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $4,983,425 and $1,762,639 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of September 30, 2021, we had $122,053 of cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of September 30, 2021, we had a working capital deficit of $5,953,688 as compared to a working capital deficit of $5,338,865 at December 31, 2020.

During the nine months ended September 30, 2021 and 2020, operations used cash of $1,086,129 and $564,803, respectively, primarily related to our net loss partially offset by non-cash charges and cash provided by changes in operating assets and liabilities.

During the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $205,000 and $31,000, respectively. Cash used in 2021 pertains to the net funds provided to the Fund’s custodian for the ETF launch. Cash used in 2020 is attributable to capitalized costs pertaining to the development of the LGBTQ100 ESG Index and ETF website.

In 2021, we received $300,000 in proceeds from the issuance of three convertible debentures and repaid notes payable of $57,350. We received net proceeds of $1,061,600 from the issuance of Series D preferred stock. We also received $78,620 from our equity line of credit agreement. In 2020, we received $637,000 in proceeds from the issuance of convertible debentures. In 2020, we received $96,175 pursuant to bridge note agreements. We also received $93,342 from the exercise of warrants.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At September 30, 2021 the outstanding balance was approximately $1,986.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On September 30, 2021, Mr. Robert Tull resigned from our Board of Directors to pursue other endeavors. Mr. Tull’s resignation was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

LGBTQ LOYALTY HOLDINGS, INC.

November 12, 2021	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

November 12, 2021	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

