Form 10-K
period 2021-12-31
LGBTQ Loyalty Holdings, Inc.
filed 2022-04-15
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2021

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

As of June 30, 2021, there were 669,390,677 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 420,803,603 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was approximately $9,678,483, as of June 30, 2021, based on the closing price of $0.023 per share of the common stock on June 30, 2021.

As of April 15, 2022, there were 912,068,287 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Organizational History

On January 25, 2019, we entered into and closed a securities exchange under a Securities Exchange Agreement (the “Securities Exchange Agreement”) with LGBT Loyalty LLC, a New York limited liability company (“LGBT Loyalty”), and Maxim Partners, LLC (“Maxim”), pursuant to which we acquired all of the membership interests of LGBT Loyalty, making LGBT Loyalty a wholly owned subsidiary of ours, in exchange for 120,959,996 shares of our restricted common stock and one share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The common stock issued to Maxim represented, upon issuance, 49.99% of our then issued and outstanding shares of common stock. Effective March 26, 2019, the shares of Series A Convertible Preferred Stock was converted into 8,598,578 shares of our common stock.

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

Our focus in 2022 will be to build on this momentum and grow both revenues for our platform and Assets Under Management (AUM).

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

On October 30, 2019, through our wholly-owned subsidiary Advancing Equality Preference, Inc. (“AEP”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the highly regarded licensed Fund Adviser ProcureAM, a wholly owned subsidiary of Procure Holdings, LLC., which is through our platform service agreement (“PSA”), and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) sought to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The Fund earned management fees based on assets under management (“AUM”) and launched in Q3 - 2021 on the NASDAQ.

Fund Closure

On March 25, 2022, ProcureAM, LLC (“Adviser”), the adviser to the Fund, after consultation with the Company, the sponsor of the ETF, determined that the Fund should be closed. Based upon a recommendation by the Adviser, the Board of Trustees of Procure ETF Trust I (the “Trust”) has approved a Plan of Liquidation for the Fund under which the Fund will be liquidated on or about April 28, 2022 (the “Liquidation Date”). The Liquidation Date may be changed without notice at the discretion of the officers of the Trust. Beginning when the Fund commences the liquidation of its portfolio, the Fund will not pursue its investment objectives or, with certain exceptions, engage in normal business activities, and the Fund may hold cash and securities that may not be consistent with the Fund’s investment objective and strategy, which may adversely affect Fund performance.

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

At the nucleus of our LGBTQ Loyalty Preference Index is our partner-driven Crowd Preference Index Methodology (CPIM) which we believe disrupts ESG investing. This is achieved through an elevated screening process of financial performance data and ESG standards and practices, whereby LGBTQ community data on diversity and inclusion compliance directly impacts corporate financial results and transparently identifies and recognizes high performance companies who have consistently outperformed the S&P 500 index or equivalent sector standards and norms.

We intend to extend the LGBTQ Loyalty Index brand with future plans to develop indices with a focus on the ‘Social’ component of ESG utilizing our proprietary financial slogan of “Advancing Equality” within other gender, minority interest groups.

Revenue

The Company focus over the past few years was to create and launch our first of many financial Index products through an equality driven thematic ESG screened and alpha performance benchmark. The Company achieved this through its LGBTQ100 ESG Index listing and performance on the NYSE starting on October 30, 2019. In 2022 our collective efforts and focus is to monetize and scale our model by capturing recurring revenue streams through our current financial Index product. Our goal is to accelerate our revenue pursuits through our partnership and licensed relationships to achieve a break-even point when we have secured AUM benchmarked against the LGBTQ100 Index in excess of $50,000,000.

We intend to introduce a new key partnered revenue source derived from Direct Index Licensing Fees generated by financial institutions and asset management companies for creating a product (e.g., Index Funds, Structured Financial Products, Turnkey Asset Management Providers) based on or linked to the LGBTQ100 index. This includes fees to use the LGBTQ100 index to track the performance of funds or as benchmarks for actively managed portfolios. We plan to capture Data Subscriptions which could provide recurring subscription revenue from our LGBTQ Index. This includes ongoing and historical data and information generated by our wholly owned division Advancing Equality Preference Inc., and through our strategic partnerships for new potential financial equality-driven Indices.

New initiatives in 2022 include a plan to create ancillary revenue streams to complement and support this unique platform for the top 100 Equality driven Corporations in America represented in the LGBTQ100 Index. We believe our index will reward and elevate the status of those corporations that have adopted diversity and inclusion best practices, cared for their employees and positively impacted LGBTQ communities. Expert LGBTQ economists have repeatedly stressed the value of the LGBTQ brand loyalty to corporations. We consider the companies that best capture the spending trends and loyalty of the LGBTQ consumer will be better positioned for financial growth and success. Given the opportunity to link to the power and status generated between the LGBTQ community, these companies and their own workforce, we will launch a Partner Loyalty Program which includes benefits afforded to defined sponsorship tiers.

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

Government Regulation

We are subject to a number of domestic laws and regulations that affect our business. Not only are these laws constantly evolving, which could result in them being interpreted in ways that could harm our business, but legislation is also continually being introduced that may affect both the content of our products and their distribution.

Further, because our services are available worldwide, certain foreign jurisdictions and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

Employees

As of December 31, 2021, we had a total of three employees, all of whom were full time employees. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Because we have a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop and operate our proposed LGBTQ related businesses in a manner that enables us to be profitable;

●	risks that our growth strategy may not be successful; and

●	risks that fluctuations in our operating results will be significant relative to our revenues.

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

We have incurred significant losses since inception. As of December 31, 2021, we had an accumulated deficit of $19,906,537. We expect to incur increased costs in order to implement additional initiatives designed to increase revenues. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

Future Closures of a Fund or Funds Could Significantly Impact Our Business

AEP is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the highly regarded licensed Fund Adviser ProcureAM, a wholly owned subsidiary of Procure Holdings, LLC., which is through our platform service agreement (“PSA”), and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) sought to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. The Fund earned management fees based on assets under management (“AUM”) and launched in Q3 - 2021 on the NASDAQ. On March 25, 2022, ProcureAM, LLC (“Adviser”), the adviser to the Fund, after consultation with the Company, the sponsor of the ETF, determined that the Fund should be closed. Based upon a recommendation by the Adviser, the Board of Trustees of Procure ETF Trust I (the “Trust”) has approved a Plan of Liquidation for the Fund under which the Fund will be liquidated on or about April 28, 2022 (the “Liquidation Date”). The Liquidation Date may be changed without notice at the discretion of the officers of the Trust. Beginning when the Fund commences the liquidation of its portfolio, the Fund will not pursue its investment objectives or, with certain exceptions, engage in normal business activities, and the Fund may hold cash and securities that may not be consistent with the Fund’s investment objective and strategy, which may adversely affect Fund performance.

The Company expects to try to sponsor other funds and expects that AEP will try to be the index provider of such funds. To the extent that the Company cannot act as the sponsor of other funds, or if any such sponsored funds close, the Company’s business and operations could be significantly affected. Also, to the extent that AEP cannot act as the index provider for other funds, or if any such funds close, the Company’s business and operations could be significantly impacted.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 2,010,000,000 shares of capital stock consisting of 2,000,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of April 15, 2022, there were 912,068,287 shares of our common stock, 0 shares of our Series B Preferred Stock, 51,559 shares of our Series C Preferred Stock outstanding and 1,050 shares of our Series D Preferred Stock outstanding. There are 2,753,312 shares of our common stock reserved for issuance under our 2012 Equity Incentive Plan (the “2012 Plan”). Under the Plan, no options to purchase shares of our common stock are presently outstanding.

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

	High	Low

March 31, 2022	$0.0039	$0.0010

December 31, 2021	$0.0137	$0.0025

September 30, 2021	$0.0342	$0.0060

June 30, 2021	$0.0896	$0.0060

March 31, 2021	$0.0174	$0.0051

December 31, 2020	$0.0130	$0.0038

September 30, 2020	$0.0442	$0.0079

June 30, 2020	$0.0187	$0.0072

March 31, 2020	$0.056	$0.0083

As of April 15, 2022 there were 912,068,287 shares of our common stock issued and outstanding and 174,058,782 shares issuable upon exercise of warrants. On that date, there were 37 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Securities

Refer to the footnotes of the accompanying consolidated financial statements for convertible debentures entered into and issuances of common and preferred stock.

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

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues for 2021 and 2020 were $0 and $560, respectively. Revenues were primarily from the sale of sports apparel and health and fitness products. We no longer have these business operations.

The following is a breakdown of our operating expenses for 2021 and 2020:

	Year Ended
	December 31,
	2021	2020	Change $	Change %
Personnel costs	$1,781,124	$827,201	$953,923	115%
Consulting fees	111,020	300,659	(189,639)	-63%
Legal and professional fees	719,288	490,742	228,546	47%
Fund expenses	305,000	-	305,000	100%
Sales and marketing	335,825	33,432	302,393	904%
General and administrative	161,534	137,037	24,497	18%
Depreciation and amortization	25,792	27,592	(1,800)	-7%
	$3,439,583	$1,816,663	$1,622,920	89%

Personnel costs include officer salaries and directors’ compensation. The increase in personnel costs is primarily due to $1,141,666 in stock compensation for shares issued to the board and executives in March 2021.

Consulting fees decreased by $189,639 in 2021, primarily due to limited operations in developing the Index in 2021.

Legal and professional fees increased by $228,546, primarily due to increased legal costs in 2021 pertaining to our financing activities.

Funds expenses represents the estimated costs incurred at the Fund’s custodian pertaining to the operations of the Fund.

Sales and marketing expenses increased by $302,393 in 2021 as we ramped our marketing efforts over the launch of the ETF.

General and administrative expenses increased by $24,497 in 2021, primarily related to D&O insurance.

Depreciation and amortization expense was $25,792 and $27,592 in 2021 and 2020, respectively.

The following is a breakdown of our other income (expenses) for 2021 and 2020:

	Year Ended
	December 31,
	2021	2020	Change $	Change %
Interest expense	$(2,134,113)	$(2,463,310)	$329,197	-13%
Other income (expense)	(7,076)	3,000	(10,076)	-336%
Change in derivative liability	(1,031,907)	167,658	(1,199,565)	-715%
	$(3,173,096)	$(2,292,652)	$(880,444)	38%

Interest expense decreased by $329,197 in 2021, primarily attributable to origination interest and amortization of debt discount of the newly issued and converted debentures.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $6,612,679 in 2021 as compared to $4,108,755 in 2020, primarily due to increased personnel and sales costs and an increase in other expenses.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of December 31, 2021, we had $78,348 of cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

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

Working Capital

At December 31, 2021, we had current assets of $85,273 and current liabilities of $7,087,152, resulting in a working capital deficit of $7,001,879. At December 31, 2020, we had current assets of $151,295 and current liabilities of $5,490,160, resulting in a working capital deficit of $5,338,865. The increase in our working capital deficit was primarily due to the increase in our derivative liability and Series D preferred stock liability.

Cash Flows

	Year Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(1,329,084)	$(941,668)
Net cash used in investing activities	(205,750)	(32,800)
Net cash provided by financing activities	1,582,870	991,592
Net increase (decrease) in cash	48,036	17,124

Net cash used in operating activities for 2021 was $1,329,084. This was primarily attributable to our net loss of $6,612,679, partially offset by non-cash expenses and losses of $4,434,552 and net cash provided by changes in operating assets and liabilities of $849,043. Net cash used in operating activities for 2020 was $941,668. This was primarily attributable to our net loss of $4,108,755, partially offset by non-cash expenses and losses of $2,289,293 and net cash provided by changes in operating assets and liabilities of $877,794.

Net cash used in investing activities was $205,750 and $32,800 in 2021 and 2020, respectively. Cash used in 2021 pertains to the net funds provided to the Fund’s custodian for the ETF launch. Cash used in 2020 is attributable to capitalized costs pertaining to the development of the LGBTQ100 ESG Index and ETF website.

In 2021, we received $500,000 in proceeds from the issuance of five convertible debentures and repaid notes payable of $56,350. We received net proceeds of $1,061,600 from the issuance of Series D preferred stock. We also received $78,620 from our equity line of credit agreement. In 2020, we received $856,000 in proceeds from the issuance of convertible debentures. In 2020, we received $47,250 pursuant to bridge note agreements. We also received $93,342 from the exercise of warrants.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. As of December 31, 2021, we have incurred losses of $19,906,537. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, for the reasons set forth below under “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names of and certain information regarding the Company’s executive officers and directors as of April 15, 2022.

Name	Age	Title	Date of Appointment as a Director

Robert Blair	57	Chief Executive Officer	December 19, 2017
Eric Sherb	35	Chief Financial Officer	August 1, 2019
Jeffrey Sterling	51	Chief Operating Officer	September 1, 2020
Lawrence Patrick Roan	61	Director	September 15, 2018
Barney Frank	80	Director	March 8, 2019
William (“Billy”) D. Bean	56	Director	March 8, 2019
Martina Navratilova	63	Director	March 25, 2019
Orlando Reece	53	Director	March 10, 2020
Andrea Breanna	45	Director	July 6, 2021
Deborah Fuhr	62	Director	December 2, 2021

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

Jeffrey Sterling, Chief Operating Officer

Jeff Sterling is a high-profile and charismatic entrepreneur, business leader, philanthropist and community organizer whose substantive contributions to the LGBTQ community have earned him widespread recognition and praise in South Florida. From October 2008 to the present, he has been the Chief Managing Partner of Sterling Holdings and affiliated entities, a group of companies headquartered in the LGBTQ mecca of Wilton Manors, whose services include tax preparation, accounting, tax planning, corporate management, CFO services, real estate sales and property management. As an experienced outsourced CFO to multiple South Florida-based companies over the past ten years, Jeff has financially managed and operated several private and public micro-cap entities. This has provided him with an extensive understanding of the SEC regulatory requirements and compliance for publicly traded companies. Jeff also serves as the principal of the Wilton Manors Entertainment Group, a non-profit partnership that produces numerous civic and cultural events including the annual Stonewall Pride Festival, one of the largest LGBTQ events in South Florida. Highly regarded for his business acumen, he is active in numerous other non-profits and sits on the board of Wilton Manors Taste of the Island, Art Walk Wilton Manors, Wilton Manors Development Alliance and the Wilton Manors Business Association, a 300-member strong business organization. A native of Fort Wayne, Indiana, he earned his undergraduate degree in Business Management and Administration from Indiana University in 2001. Prior to relocating to Wilton Manors in 2006, Jeff held management positions and gained invaluable experience in several sectors including retail, accounting, real estate, property management, and rental services. He has been honored with the Key to The City of Wilton Manors as well as the Karl Clark community service award in recognition of his outstanding contributions to the LGBTQ community.

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

Andrea Breanna, Director

Andrea Breanna, age 45, formerly known as Paul Berry, is currently the CEO of RebelMouse, a creative agency and content management system software company for enterprise brands and media companies. She also serves on the American Express Consumer Advisory Board and early-stage venture capital fund Lerer Hippeau Ventures. Prior to founding RebelMouse, Ms. Breanna was the chief technology officer of The Huffington Post. She has a masters in technology from NYU’s ITP Program.

Deborah Fuhr, Director

Deborah Fuhr is the managing partner and founder of ETFGI, an independent research and consultancy firm covering all of the products, issuers, exchanges, and trends in the global ETFs and ETPs industry, which launched in 2012 in London. ETFGI offers a number of paid for subscription research services and holds events. She is also the founder of the ETFGI Global ETF Insights Summits, as well as the editorial director, producer, presenter and co-founder of ETF TV. ETF TV segments provide monthly insights into the use, trading, regulatory and product development trends for exchange traded funds ETFs and exchange traded products ETPs across Europe, the Americas and Asia Pacific markets for professional investors. Ms. Fuhr is also Co-President and Founder of Women in ETFs, an organization that provides opportunities for connection, support and inspiration to both women and men in the ETF industry. Previously, Ms. Fuhr served as global head of ETF research and implementation strategy and as a managing director at BlackRock/Barclays Global Investors from 2008 to 2011. She also worked as a managing director and head of the investment strategy team at Morgan Stanley in London from 1997 to 2008 and as an associate at Greenwich Associates.

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

Board of Directors and Corporate Governance

Our Board of Directors consists of seven members, Robert A. Blair, Lawrence P. Roan, Barney Frank, Billy Bean, Martina Navratilova, Orlando Reece, Andrea Breanna and Deborah Fuhr.

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

Six of our current directors, Barney Frank, Billy Bean, Martina Navratilova, Orlando Reece, Andrea Breanna and Deborah Fuhr are “independent” directors as that term is defined by the listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards for audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2021, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock, satisfied their Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2021 and 2020 to all individuals that served as our principal executive officers.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Blair, CEO, Director	2021	200,000	-	140,238	-	-	-	-	340,238
	2020	200,000	-	19,366	-	-	-	-	219,366

Eric Sherb, CFO	2021	50,000	-	-	-	-	-	-	50,000
	2020	50,000	-	-	-	-	-	-	50,000

Jeffrey Sterling, COO	2021	150,000	-	160,000	-	-	-	-	310,000
	2020	150,000	-	-	-	-	-	-	150,000

Outstanding Equity Awards at December 31, 2021

None.

Director Compensation

During the year ended December 31, 2021, we incurred a total of $1,082,816 in directors’ compensation, including $1,015,066 in issued stock awards. In March 2021, we issued 20,000,000 shares of common stock to each of the seven board members, including the Chief Executive Officer, for an aggregate of 140,000,000 shares. Of these share issuances, $961,666 is included in personnel costs in the consolidated statements of operations and the remaining $138,334 was converted from accrued salaries and consulting fees.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock, our only outstanding class of voting stock, known by us as of April 15, 2022, by:

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

Unless otherwise noted, the address of each person below is c/o LGBTQ Loyalty Holdings, Inc., 2435 Dixie Highway, Wilton Manors, FL 33305.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Beneficial Owners
Brian Neal	50,522,206	5.5%
Lawrence P. Roan	35,315,899	3.9%
Robert A. Blair	24,061,374	2.6%
Jeffrey Sterling	24,330,000	2.7%

Directors and Executive Officers
Robert A. Blair	24,061,374	2.6%
Eric Sherb	1,556,673	0.2%
Jeffrey Sterling	24,330,000	2.7%
Lawrence P. Roan	35,315,899	3.9%
Barney Frank	22,000,000	2.4%
Billy Bean	22,661,374	2.5%
Martina Navratilova	22,661,374	2.5%
Orlando Reece	21,148,174	2.3%

All directors and executive officers as a group (9 persons)	173,734,868	19.0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2022, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages based upon 912,068,287 shares of common stock outstanding as of April 15, 2022.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to the shares of common stock that may be issued under the 2012 Plan:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- Average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	-	-	2,753,312
Equity compensation plans not approved by securities holders	—	—	—

TOTAL	-	0.0045	2,753,312

During 2020, 4,000,000 options were exercised for shares of common stock. In 2021, the remaining 1,800,000 outstanding options were forfeited.

See “Executive Compensation” for information regarding individual equity compensation arrangements received by our executive officers pursuant to their employment agreements with us.

2012 Equity Incentive Plan

The Board of Directors and stockholders owning a majority of our outstanding shares adopted the 2012 Equity Incentive Plan (the “2012 Plan”) on September 10, 2012. A total of 20,000,000 shares of our common stock were reserved for issuance under the 2012 Plan, 0 of which were issued and outstanding at December 31, 2021. If an incentive award granted under the 2012 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Plan.

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

In March 2021, we issued an aggregate of 160,000,000 to board members and directors of the Company. In July 2021, Andrea Breanna joined the board. In December 2021, Deborah Fuhr joined the board in replacement of Robert Tull. We will issue 1,000,000 shares of restricted stock to Ms. Breanna and Ms. Fuhr in 2022.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fee Category	Fiscal year ended December 31, 2021	Fiscal Year Ended 2020

Audit fees (1)	$82,500	$82,500
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$82,500	$42,900

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended December 31, 2021 and 2020, were approved by our board of directors.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger and Reorganization dated as of September 20, 2012 by and among Registrant, LifeApps Acquisition Corp., and LifeApps Inc. (1)
2.2	2.2	Articles of Merger dated as of September 20, 2012 for the merger of LifeApps Acquisition Corp. into LifeApps Inc. (1)
2.3	2.1	Asset Acquisition Agreement Among the Registrant, LifeApps Inc. and Edward D. Laffey dated March 29, 2013 (3)
3.1	3.1	Amended and Restated Certificate of Incorporation of Registrant dated August 23, 2012 (1)
3.2	3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant dated December 31, 2015 (5)
3.3	3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2012 (2)
3.4	3.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Registrant as filed with the Delaware Secretary of State on January 24, 2019 (13)
3.5	3.1	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Registrant as filed with the Delaware Secretary of State on April 2, 2019 (14)
4.1	4.1	Form of Investor Warrant issued the investors in the September 2012 Private Placement Offering (1)

4.2	4.1	Form of Non-Qualified Stock Option Agreement under 2012 Equity Incentive Plan (6)
10.3	10.3	Form of Subscription Agreement between Registrant and the investors in the Private Placement Offering (1)
10.4	10.4	Subscription Escrow Agreement dated August 27, 2012, by and among the Registrant and Gottbetter & Partners, LLP (1)
10.5	10.5#	Employment Agreement dated September 20, 2012 between Registrant and Robert R. Gayman (1)
10.6	10.6#	Registrant’s 2012 Equity Incentive Plan (1)
10.7	10.7	Form of Lock-Up Agreement (1)
10.8	10.8	Mobile App Agreement between LifeApps and Rachel Buehler dated May 7, 2012 (1)
10.9	10.9	Debt Conversion Agreement by and between the Registrant and Robert Gayman dated March 25, 2015 (4)
10.10	10.1	Debt Conversion Agreement dated as of October 27, 2016 between Registrant and Lesly A. Thompson (7)
10.11	10.1#	Employment Services Agreement dated December 19, 2017 with Robert A. Blair (8)
10.12	10.2#	Employment Services Agreement dated December 19, 2017 with Brian Neal (8)
10.13	10.3#	Executive Management Consulting Agreement dated December 19, 2017 with Robert Gayman (8)
10.14	10.1	Consulting Agreement with Wellfleet Partners, Inc. dated as of January 8, 2018
10.15	10.15	Convertible Promissory Note between Registrant and Power Up Lending Group Limited dated March 6, 2018 (15)
10.16	10.16	Securities Purchase Agreement dated March 6, 2016 between Registrant and Power Up Lending Group Limited (15)
10.17	10.1#	Amendment No. 1 dated as of January 1, 2018, to Employment Services Agreement with Robert A. Blair (11)
10.18	10.2#	Amendment No. 1 dated as of January 1, 2018, to Employment Services Agreement with Brian Neal (11)
10.19	10.3#	Amendment No. 1 dated as of January 1, 2018, to Employment Services Agreement with Robert Gayman (11)
10.20	10.1#	Employment Services Agreement with Lawrence P. Roan entered into as of November 1, 2018. (12)
10.21	10.1	Securities Exchange Agreement, dated January 25, 2019, between Registrant, LGBT Loyalty LLC and Maxim Partners, LLC (13)
10.22	10.2	Management Warrant, dated January 25, 2019 issued to Brian Neal (for cancelled debt of $161,629) (13)
10.23	10.3	Management Warrant, dated January 25, 2019 issued to Brian Neal (for cancelled debt of $25,054) (13)
10.24	10.4	Management Warrant, dated January 25, 2019 issued to Robert Gayman (for cancelled debt of $161,629) (13)
14.1	14.1	Code of Ethics (1)
16.1	16.1	Letter, from Pritchett, Siler & Hardy P.C. dated January 23, 2018
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	*	Inline XBRL Instance Document***
101.SCH	*	Inline XBRL Schema Document***
101.CAL	*	Inline XBRL Calculation Linkbase Document***
101.DEF	*	Inline XBRL Definition Linkbase Document***
101.LAB	*	Inline XBRL Label Linkbase Document***
101.PRE	*	Inline XBRL Presentation Linkbase Document***

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

LGBTQ LOYALTY HOLDINGS, INC.

Dated: April 15, 2022	By:	/s/ Robert A. Blair
	Name:	Robert A. Blair
	Title:	Chief Executive Officer

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

LGBTQ LOYALTY HOLDINGS, INC.

Dated: April 15, 2022	By:	/s/ Eric Sherb
	Name:	Eric Sherb
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Blair	Chief Executive Officer and Director	April 15, 2022
Robert A. Blair	(Principal Executive Officer)

/s/ Eric Sherb	Chief Financial Officer	April 15, 2022
Eric Sherb	(Principal Financial and Accounting Officer)

/s/ Lawrence P. Roan	Executive Director	April 15, 2022
Lawrence P. Roan

/s/ Barney Frank	Director	April 15, 2022
Barney Frank

/s/ William D. Bean	Director	April 15, 2022
William D. Bean

/s/ Martina Navratilova	Director	April 15, 2022
Martina Navratilova

/s/ Robert Tull	Director	April 15, 2022
Robert Tull

/s/ Orlando Reece	Director	April 15, 2022
Orlando Reece

/s/ Paul Berry aka Andrea Breanna	Director	April 15, 2022
Paul Berry aka Andrea Breanna

/s/ Deborah Fuhr	Director
Deborah Fuhr

LGBT LOYALTY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of LGBTQ Loyalty Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LGBTQ Loyalty Holdings, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

As described further in Notes 5, 6, 7, and 8 of the financial statements, during the year ended December 31, 2021 and in prior periods, the Company issued convertible debt and warrants that required management to assess whether the conversion features of the convertible debt required bifurcation and separate valuation as derivative liabilities and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible debt and certain warrants issued in financing arrangements were required to be accounted for as derivative liabilities due to: (1) variable conversion prices causing the Company to be unable to assert that it had sufficient authorized but unissued shares available to settle instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized a Black-Scholes option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

Haynie & Company

We have served as the Company’s auditor since 2018.

Salt Lake City, Utah

April 15, 2022

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$78,348	$30,312
Other receivables	-	100,000
Prepaid expenses and other current assets	6,925	20,983
Total current assets	85,273	151,295
Intangible assets, net	53,243	78,285
Total assets	$138,516	$229,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$985,917	$920,569
Accrued salaries and consulting fees	660,331	605,857
Accrued interest and dividends	640,153	226,108
Notes payable	126,986	127,986
Notes payable to related party	1,800	17,885
Convertible notes payable, net of debt discount	2,195,145	1,661,520
Derivative liability on convertible notes payable	1,398,127	1,930,235
Series D preferred stock, net of discount	1,078,693	-
Total liabilities	7,087,152	5,490,160

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of December 31, 2021 and 2020	-	-
Series B, 500,000 shares designated, 0 and 50,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	50
Series C, 129,559 shares designated, 51,559 and no shares issued and outstanding as of December 31, 2021 and 2020, respectively	52	130

Common stock, $0.001 par value, 2,000,000,000 shares authorized, 832,719,287 and 263,725,234 shares issued and outstanding as of December 31, 2021 and 2020, respectively	832,719	263,725
Additional paid-in capital	12,125,130	7,714,704
Accumulated deficit	(19,906,537)	(13,239,189)
Total stockholders’ equity (deficit)	(6,948,636)	(5,260,580)
Total liabilities and stockholders’ equity (deficit)	$138,516	$229,580

See the accompanying notes to the consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020
Revenue	$-	$560
Cost of net revenue	-	-
Gross profit	-	560

Operating expenses:
Personnel costs	1,781,124	827,201
Consulting fees	111,020	300,659
Legal and professional fees	719,288	490,742
Fund expenses	305,000	-
Sales and marketing	335,825	33,432
General and administrative	161,534	137,037
Depreciation and amortization	25,792	27,592
Total operating expenses	3,439,583	1,816,663

Loss from operations	(3,439,583)	(1,816,103)

Other income (expense):
Interest expense	(2,134,113)	(2,463,310)
Other income (expense)	(7,076)	3,000
Change in derivative liability	(1,031,907)	167,658
Total other income (expense), net	(3,173,096)	(2,292,652)

Provision for income taxes	-	-
Net loss	$(6,612,679)	$(4,108,755)

Weighted average common shares outstanding - basic and diluted	591,888,567	203,791,785
Net loss per common share - basic and diluted	$(0.01)	$(0.02)

See the accompanying notes to the consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock								Additional		Total
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2019	-	$-	75,000	$75	129,559	$130	169,217,460	$169,217	$6,035,547	$(9,077,614)	$(2,872,645)
Common shares issued in connection with notes payable	-	-	-	-	-	-	294,994	295	9,705	-	10,000
Common shares issued for accrued services	-	-	-	-	-	-	6,662,312	6,662	311,338	-	318,000
Common shares issued to board of directors	-	-	-	-	-	-	12,942,161	12,942	219,452	-	232,395
Common shares issued for services and compensation	-	-	-	-	-	-	16,279,273	16,279	264,353	-	280,632
Exercise of common stock warrants	-	-	-	-	-	-	4,170,000	4,170	121,914	-	126,084
Exercise of stock options	-	-	-	-	-	-	4,000,000	4,000	6,400	-	10,400
Warrants issued in connection with convertible debenture	-	-	-	-	-	-	-	-	328,815	-	328,815
Debenture conversions	-	-	-	-	-	-	49,110,485	49,110	369,698	-	418,809
Conversion of Series B preferred stock for common shares	-	-	(25,000)	(25)	-	-	958,333	958	(933)	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	90,216	90	3,360	-	3,450
Amortization of preferred stock discount	-	-	-	-	-	-	-	-	45,056	(45,056)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(7,763)	(7,763)
Net loss	-	-	-	-	-	-	-	-	-	(4,108,755)	(4,108,755)
Balances at December 31, 2020	-	-	50,000	50	129,559	130	263,725,234	263,725	7,714,704	(13,239,189)	(5,260,580)
Common shares issued to board of directors	-	-	-	-	-	-	140,000,000	140,000	980,000	-	1,120,000
Common shares issued for services and compensation	-	-	-	-	-	-	45,903,361	45,903	335,545	-	381,448
Debenture conversions	-	-	-	-	-	-	215,133,819	215,134	2,958,851	-	3,173,984
Conversion of notes and payables	-	-	-	-	-	-	11,956,004	11,956	192,408	-	204,364
Exercise of warrants	-	-	-	-	-	-	61,774,551	61,775	(61,775)	-	-
Common shares issued pursuant to equity line of credit	-	-	-	-	-	-	13,386,862	13,387	72,309	-	85,696
Conversion of Series C preferred stock into common stock	-	-	-	-	(78,000)	(78)	78,000,000	78,000	(77,922)	-	-
Conversion of Series B preferred stock for common shares	-	-	(50,000)	(50)	-	-	1,916,666	1,917	(1,867)	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	922,790	923	12,877	-	13,800
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(54,669)	(54,669)
Net loss	-	-	-	-	-	-	-	-	-	(6,612,679)	(6,612,679)
Balances at December 31, 2021	-	$-	-	$-	51,559	$52	832,719,287	$832,719	$12,125,130	$(19,906,537)	$(6,948,636)

See the accompanying notes to the consolidated financial statements.

LGBTQ LOYALTY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,612,679)	$(4,108,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	1,234,625	862,209
Change in fair value of derivative liability	1,031,907	(167,658)
Financing related costs - debt	460,780	1,353,874
Stock-based compensation expense	1,376,448	213,276
Fund expenses	305,000	-
Depreciation and amortization	25,792	27,592
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	139,058	(11,763)
Accounts payable	60,457	148,504
Accrued salaries and consulting fees	242,753	586,157
Accrued interest and dividends	406,775	154,896
Net cash used in operating activities	(1,329,084)	(941,668)
Cash flows from investing activities:
Other receivables	(205,000)	-
Investment in intangible assets	(750)	(32,800)
Net cash used in investing activities	(205,750)	(32,800)
Cash flows from financing activities:
Proceeds from issuance of convertible debenture agreements	500,000	856,000
Preyaments of convertible debt agreements	(56,350)	-
Net proceeds (repayments) from promissory note agreements	(1,000)	47,250
Proceeds from issuance of Series D preferred stock	1,061,600	(5,000)
Proceeds from issuance of common stock under equity line of credit	78,620	-
Proceeds from exercise of warrants	-	93,342
Net cash provided by financing activities	1,582,870	991,592
Net increase (decrease) in cash	48,036	17,124
Cash at beginning of year	30,312	13,188
Cash at end of year	$78,348	$30,312

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,944	$27,500

Supplemental disclosure of non-cash financing activities:
Conversion of accrued consulting fees into common shares	$188,279	$617,750
Conversion of convertible debenture and notes	$3,173,984	$418,809
Conversion of related party notes payable into common shares	$16,085	$-
Conversion of Series C preferred stock into common stock	$78,000	$-
Exercise of common stock warrants	$61,775	$32,742
Amortization of preferred stock discount	$-	$45,056
Dividends on preferred stock	$54,669	$7,763

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

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd sourced data and analytic providers, we launched the LGBTQ100 ESG Index which integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the licensed Fund Adviser ProcureAM, and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. In late 2020, LPI was renamed to Advancing Equality Preference, Inc.

On March 25, 2022, ProcureAM, LLC (“Adviser”), the adviser to the Fund, after consultation with the Company, the sponsor of the ETF, determined that the Fund should be closed. Based upon a recommendation by the Adviser, the Board of Trustees of Procure ETF Trust I (the “Trust”) has approved a Plan of Liquidation for the Fund under which the Fund will be liquidated on or about April 28, 2022 (the “Liquidation Date”). The Liquidation Date may be changed without notice at the discretion of the officers of the Trust. Beginning when the Fund commences the liquidation of its portfolio, the Fund will not pursue its investment objectives or, with certain exceptions, engage in normal business activities, and the Fund may hold cash and securities that may not be consistent with the Fund’s investment objective and strategy, which may adversely affect Fund performance.

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $19,906,537 and have negative working capital. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2021 and 2020, all of the Company’s cash and cash equivalents were held at one accredited financial institution.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,398,127	$1,398,127
	$-	$-	$1,398,127	$1,398,127

	Fair Value Measurements
	as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,930,235	$1,930,235
	$-	$-	$1,930,235	$1,930,235

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

Revenue was derived primarily from the sale of sports and fitness apparel and equipment through 2020.

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

For the years ended December 31, 2021 and 2020 we did not have any interest, penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the years ended December 31, 2021 and 2020, and the outstanding stock options and warrants are anti-dilutive. For the years ended December 31, 2021 and 2020, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Year Ended
	December 31,
	2021	2020
Stock options outstanding	-	1,800,000
Warrants	174,058,782	235,833,333
Shares to be issued upon conversion of notes	1,276,835,277	600,479,598
	1,450,894,059	838,112,931

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740)(“ASU 2019-12”). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740 Income Taxes and clarifying existing guidance to facilitate consistent application. The Company adopted ASU 2019-12 and it did not have any material effect on its consolidated financial statements and related disclosures.

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

At December 31, 2021 and 2020, intangible assets, net was $53,243 and $78,285, respectively. Amortization expense was $25,792 and $27,592 for the years ended December 31, 2021 and 2020, respectively.

Note 4. Notes Payable

As of December 31, 2021 and 2020, the Company has a note payable outstanding in the amount of $1,986 and $2,986, respectively. The note is past due at December 31, 2021 and is therefore in default. The note accrues interest at a rate of 2% per annum. During the years ended December 31, 2021 and 2020, the Company repaid $1,000 and $5,000 and pertaining to this note.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matured on June 20, 2020. As of December 31, 2021, the full principal amount was outstanding and in default.

In 2019, the Company issued a promissory note for $50,000. The note includes $2,500 in original issue discount. The noted is unsecured and matured in December 2019. As of December 31, 2021 and 2020, the full principal amount was outstanding an in default.

Note 5. Convertible Notes Payable

Convertible Debentures

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

As of December 31, 2021 and 2020, the Company had $1,078,090 in outstanding principal pertaining to the Pride notes, all of which were in default at December 31, 2021.

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

As of December 31, 2021 and 2020, the Company had $0 and $115,500 in outstanding principal pertaining to the Calvary Note. In 2021, the Company issued 34,346,921 shares of common stock pursuant to the conversion of the outstanding principal and accrued interest.

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

As of December 31, 2021 and 2020, the Company had $0 and $91,300 in outstanding principal pertaining to the Power Up notes. In 2021 and 2020, the Company issued 95,327,481 and 49,110,485 shares of common stock, respectively, pursuant to the conversion of the outstanding principal and accrued interest.

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

On October 8, 2020, the Company entered into a Securities Purchase Agreement (the “Auctus October Note”) with Auctus Fund, Pursuant to the terms of the Auctus October Note, Auctus agreed to purchase from the Company, for a purchase price of $300,000: (i) a Convertible Promissory Note in the principal amount of $300,000 (the “Auctus Note”); (ii) a common stock purchase warrant permitting Auctus to purchase up to 100,000,000 shares of the Company’s common stock at an exercise price of $0.015 per share (the “Warrant A”); and (iii) a common stock purchase warrant permitting Auctus to purchase up to 100,000,000 shares of the Company’s Common Stock at an exercise price of $0.015 per share (the “Warrant B”) and together with the Warrant A, the “Warrants”). As of December 31, 2020, two warrants to purchase an aggregate of 200,000,000 shares was issued and outstanding to Auctus. The fair value of the warrants was determined to be $1,237,906, which was recorded as origination interest and included in interest expense in the consolidated statements of operations.

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

As of December 31, 2021 and 2020, $450,000 in outstanding principal pertaining to the Auctus notes, all of which were in default at December 31, 2021.

JSJ

On September 28, 2020, the Company entered into a convertible promissory note (“JSJ Note”) with JSJ Investments, Inc., pursuant to which JSJ purchased from the Company, at a purchase price of $100,000, a 10% Convertible Note in the principal amount of $108,000.

As of December 31, 2021 and 2020, the Company had $0 and $108,000 in outstanding principal pertaining to the JSJ Note. In 2021, the Company issued 24,745,417 shares of common stock pursuant to the conversion of the outstanding principal and accrued interest.

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

As of December 31, 2021, the EMA Note was in default and the parity value of the EMA Note was determined to be $434,687 and $615,134, respectively. In 2020, the Company recorded an expense of $530,134, which is included in interest expense in the consolidated statements of operations. In 2021, the Company issued 60,714,000 shares of common stock pursuant to conversions of outstanding principal.

Sixth Street

On November 17, 2021, the Company entered into a securities purchase agreement (the “11-17-21 Purchase Agreement”) with Sixth Street Lending LLC (“Sixth Street”), pursuant to which Sixth Street purchased a convertible promissory note (the “11-17-21 Note”) from the Company for a purchase price of $153,750 in the aggregate principal amount of $169,125, such principal and the interest thereon convertible into shares of the Company’s common stock, at the option of Sixth Street.

The maturity date of the 11-17-21 Note is November 17, 2022 (the “Maturity Date”). The 11-17-21 Note shall bear interest at a rate of 10% per annum, which interest may be paid by the Company to Sixth Street in shares of common stock, but shall not be payable until the 11-17-21 Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. Any amount of principal or interest on the 11-17-21 Note which is not paid when due shall bear default interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (the “Default Interest”). Interest shall be computed on the basis of a 365 day year and the actual number of days elapsed.

Sixth Street has the option to convert at any time during the period beginning on the date which is one hundred eighty (180) days following the issue date of the 11-17-21 Note. The number of shares of Common Stock to be issued upon each conversion of the 11-17-21 Note shall be determined by dividing the Conversion Amount by the applicable Conversion Price then in effect on the date specified in the notice of conversion delivered pursuant to the terms of the 11-17-21 Note. The term “Conversion Amount” means, with respect to any conversion of the 11-17-21 Note, the sum of (1) the principal amount of the 11-17-21 Note to be converted in such conversion plus (2) at Sixth Street’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the 11-17-21 Note to the Conversion Date, plus (3) at the Sixth Street’s option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at Sixth Street’s option, any amounts owed to Sixth Street pursuant to the terms of the 11-17-21 Note.

The Conversion Price shall be equal to the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Upon the occurrence and during the continuation of certain events of default, the 11-17-21 Note will become immediately due and payable and the Company will pay Sixth Street, in full satisfaction of its obligations in the Note an amount equal to 150% of an amount equal to the then outstanding principal amount of the 11-17-21 Note plus any interest accrued upon such event of default or prior events of default (the “Default Amount”).

On November 26, 2021, the Company entered into a securities purchase agreement (the “11-26-21 Purchase Agreement”) with Sixth Street, pursuant to which Sixth Street purchased a convertible promissory note (the “11-26-21 Note”) from the Company for a purchase price of $53,750 in the aggregate principal amount of $59,125 such principal and the interest thereon convertible into shares of the Company’s common stock, $0.001 par value per share (the “Common Stock” at the option of Sixth Street. The Company intends to use the net proceeds from the 11-26-21 Note for general working capital purposes. The maturity date of the 11-26-21 Note is November 26, 2022 (the “Maturity Date”).

Other than as described in the foregoing paragraph, the terms and provisions of the 11-26-21 Purchase Agreement and the 11-26-21 Note are substantially the same as the terms and provisions of the 11-17-21 Purchase Agreement and the 11-17-21 Note, respectively.

Amortization

During the years ended December 31, 2021 and 2020, the Company recorded amortization of debt discount and original issue discount of $1,234,625 and $862,209, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the year ended December 31, 2021 and 2020:

Convertible
Debenture
Balance as of December 31, 2020	$1,661,520
Issuance of convertible debenture - principal amount	570,075
Issuance of convertible debenture - debt discount and original issue discount	(570,075)
Repayments	(56,350)
Amortization of debt discount and original issue discount	1,053,357
Conversion to common stock, net of discount	(463,382)
Balance as of December 31, 2021	$2,195,145

The following comprises the balance of the convertible debenture outstanding at December 31, 2021:

	December 31,
	2021	2020
Principal amount outstanding	$2,221,027	$2,458,024
Less: Unamortized original issue discount	(25,882)	(94,857)
Less: Unamortized debt discount	-	(701,647)
	$2,195,145	$1,661,520

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

Convertible Debentures and Warrants

The Pride debentures and warrants issued in 2019, as well as the Calvary, Power Up, JSJ, EMA, Auctus and Sixth Street debentures issued in 2020 and 2021 have conversion features that resulted in derivative liabilities. We valued the conversion features at each origination date with the following assumptions, on a weighted-average basis:

	Year Ended
	December 31,
	2021	2020
Risk-free interest rate	0.08%	0.14%
Expected term (in years)	1.00	0.89
Expected volatility	244.7%	188.3%
Expected dividend yield	0%	0%
Exercise price of underlying common shares	$0.003	$0.01

During the years ended December 31, 2021 and 2020, the entire value of the principal of the debentures were assigned to the derivative liability and recognized as a debt discount on the convertible debentures. The debt discount is recorded as reduction (contra-liability) to the debentures and are being amortized over the initial term. Any excess balance was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the years ended December 31, 2021 and 2020:

	Debenture	Warrants	Total
Balance as of December 31, 2019	$1,047,977	$63,902	$1,111,879
Initial fair value on issuance of convertible debenture	1,265,775	-	1,265,775
Debenture conversions	(247,209)	-	(247,209)
New warrant issuances	-	39,690	39,690
Common stock warrant exercises	-	(72,244)	(72,244)
Change in fair value of derivative liability	(136,310)	(31,348)	(167,658)
Balance as of December 31, 2020	1,930,235	-	1,930,235
Initial fair value on issuance of convertible debenture	542,143	-	542,143
Conversion of debenture to common stock	(2,106,158)	-	(2,106,158)
Change in fair value of derivative liability	1,031,907	-	1,031,907
Balance as of December 31, 2021	$1,398,127	$-	$1,398,127

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

Due to the mandatorily redeemable features, the Series D preferred stock was classified as a liability pursuant to ASC 480-10. The Company recorded a debt discount of $28,400, of which $17,093 was amortized to interest expense in the year ended December 31, 2021. As of December 31, 2021, the balance of the Series D preferred stock liability, net of the unamortized discount of $11,307, was $1,078,693.

The Company also determined that the conversion option represented a beneficial conversion feature, however calculated the fair value of this feature to be negligible.

As of December 31, 2021, there were 1,050 shares of Series D preferred stock outstanding, and $52,944 in accrued Series D dividends.

Note 8. Stockholders’ Equity

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

Registration Statement

On July 22, 2021, the Company filed a registration statement on Form S-1 covering (i) 220,000,000 shares of common stock to be sold by the Company on a “best-efforts” basis at a fixed price per share; and (ii) 16,906002 shares of common stock for certain security holders named in the registration statement. The registration statement was declared effective on August 25, 2021.

As of December 31, 2021, the Company has sold 7,862,000 shares of common stock pursuant to the registration statement.

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

In 2021, an aggregate of 45,903,361 shares of common stock were issued to employees and consultants for accrued and current consulting services for a total fair value of $381,448.

In 2021, we issued 922,790 shares and 1,916,666 shares of common stock to two Series B Preferred Stock investors for accrued dividends and conversion of 50,000 shares of the Series B Preferred Stock.

In September 2021, we issued an aggregate of 13,386,862 shares of common stock to GHS pursuant to the SPA as defined above, including 5,524,862 shares issued as commitment shares and 7,862,000 shares issued under the first draw down for proceeds of $78,620. GHS may return a portion of the commitment shares upon a future date.

In 2021, Pride converted 78,000 shares of Series C preferred stock for 78,000,000 shares of common stock.

In 2021, the Company issued 215,133,819 shares of common stock pursuant to conversion of debentures in the principal amount of $780,722.

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

In 2021, we issued 922,790 shares and 1,916,666 shares of common stock to two Series B Preferred Stock investors for accrued dividends and conversion of 50,000 shares of the Series B Preferred Stock. As of December 31, 2021, there were no more shares of Series B Preferred Stock outstanding.

As of December 31, 2021 and 2020, we had $0 and 12,075, respectively, in remaining accrued Series B dividends.

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

During the year ended December 31, 2021, Pride converted 78,000 shares of Series C preferred stock for 78,000,000 shares of common stock. As of December 31, 2021, there were 51,559 shares of Series C preferred stock issued and outstanding.

Note 9. Options and Warrants

Options

The following is a summary of stock options issued pursuant to the 2012 Equity Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding as of December 31, 2019	5,800,000	$0.005	1.5	$-
Granted	-	-	-	-
Exercised	(4,000,000)	0.01	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2020	1,800,000	$0.005	0.5	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,800,000)	0.005	-	-
Outstanding as of December 31, 2021	-	$-	-	$-

Exercisable as of December 31, 2021	-	$-	-	$-

As of December 31, 2021 and 2020, we had 0 and 1,800,000 options, respectively, remaining outstanding pursuant to the 2012 Equity Incentive Plan.

There was no stock based compensation expense for options for the years ended December 31, 2021 and 2020. There will be no additional compensation expense recognized in future periods.

Warrants

2021 Transactions

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

The following is a summary of the warrant activity for the years ended December 31, 2021 and 2020:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2019	8,885,000	$0.04
Granted	238,118,333	0.02
Exercised	(4,170,000)	0.08
Forfeited	(7,000,000)	0.03
Outstanding as of December 31, 2020	235,833,333	$0.02
Granted	-	-
Exercised	(61,774,551)	0.02
Forfeited	-	-
Outstanding as of December 31, 2021	174,058,782	$0.02

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

Notes Payable to Related Party

Notes payable to related parties at December 31, 2021 and 2020 totaled $1,800 and $17,885, respectively with a 2% annual interest rate. Currently the Company has defaulted on all of their related party loan obligations. Forbearance has been granted by the related parties on all loans.

Accrued Salaries

As of December 31, 2021 and 2020, accrued salaries to our company officers and executive director totaled $472,804 and $299,732, respectively and is included in accrued salaries and consulting fees in our consolidated balance sheets.

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

In July 2021, Andrea Breanna joined the board. In December 2021, Deborah Fuhr joined the board pursuant to the replacement of Robert Tull. Ms. Breanna and Ms. Fuhr will be issued 1,000,000 shares in 2022 pursuant to their appointment to the board, which was accrued as of December 31, 2021.

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

Total accrued directors’ compensation of $0 and $94,584 at December 31, 2021 and 2020, respectively, is included in accrued salaries and consulting fees on our consolidated balance sheets.

A former board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. As of December 31, 2021 and 2020, we have $0 and $100,000, respectively, included as other receivables on our consolidated balance sheet, which represents amounts held in escrow at the Fund’s custodian. During 2021, we initially received $100,000 from ProcureAM and provided an additional $305,000 to the custodian. As of December 31, 2021, we have recorded $305,000 in fund expenses and do not expect to receive any amounts back from ProcureAM. As such, other receivable was $0 on the consolidated balance sheets.

Accounts Payable

As of December 31, 2021 and 2020, the Company had $102,808 and $18,981, respectively, included in accounts payable to related parties including officers and board members.

Note 11. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2021 and 2020 is summarized below:

	Year Ended
	December 31,
	2021	2020
Current income tax provision:
Federal	$-	$-
State	-	-
Total current income tax provision	-	-

Deferred income tax benefit:
Federal	(521,400)	(139,793)
State	(136,600)	(36,607)
Total deferred income tax benefit	(658,000)	(176,400)
Change in deferred tax asset valuation allowance	658,000	176,400
Total provision for income taxes	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2021 and 2020 are as follows:

	Year Ended
	December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.5	5.5
Change in deferred tax asset valuation allowance	(26.5)	(26.5)
Effective income tax rate	-%	-%

Components of the net deferred income tax assets at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Net operating loss carryforwards	$1,990,000	$1,363,000
Depreciation and amortization	-	(31,000)
Valuation allowance	(1,990,000)	(1,332,000)
Net deferred tax assets	$-	$-

	December 31,
	2021	2020
Valuation allowance as of beginning of year	$1,332,000	$1,155,600
Increases recorded to income tax provision	658,000	176,400
Valuation allowance as of end of year	$1,990,000	$1,332,000

In accordance with ASC 740, at December 31, 2021 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future. We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $1,990,000.

As of December 31, 2021, we had cumulative net operating loss carry forwards of approximately $9,022,000 which have varying expirations.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2011 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the consolidated statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Note 12. Commitments and Contingencies

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

Note 13. Subsequent Events

On March 25, 2022, ProcureAM, LLC (“Adviser”), the adviser to the Fund, after consultation with the Company, the sponsor of the ETF, determined that the Fund should be closed. Based upon a recommendation by the Adviser, the Board of Trustees of Procure ETF Trust I (the “Trust”) has approved a Plan of Liquidation for the Fund under which the Fund will be liquidated on or about April 28, 2022 (the “Liquidation Date”). The Liquidation Date may be changed without notice at the discretion of the officers of the Trust. Beginning when the Fund commences the liquidation of its portfolio, the Fund will not pursue its investment objectives or, with certain exceptions, engage in normal business activities, and the Fund may hold cash and securities that may not be consistent with the Fund’s investment objective and strategy, which may adversely affect Fund performance.

In April 2022, the Company received $100,000 in proceeds pursuant to a loan agreement.

