Form 10-Q
period 2022-03-31
LGBTQ Loyalty Holdings, Inc.
filed 2022-05-25
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 25, 2022 the Company had 957,580,487 shares of common stock, $0.001 par value, issued and outstanding.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$3,077	$78,348
Prepaid expenses and other current assets	4,638	6,925
Total current assets	7,715	85,273
Intangible assets, net	46,795	53,243
Total assets	$54,510	$138,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,209,408	$985,917
Accrued salaries and consulting fees	740,771	660,331
Accrued interest and dividends	759,789	640,153
Notes payable	126,986	126,986
Notes payable to related party	71,800	1,800
Convertible notes payable, net of debt discount	2,202,923	2,195,145
Derivative liability on convertible notes payable	1,757,315	1,398,127
Total liabilities	6,868,992	6,008,459

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Series B, 500,000 shares designated, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Series C, 129,559 shares designated, 52,559 shares issued and outstanding as of March 31, 2022 and December 31, 2021	52	52
Series D, 2,000 shares designated, 1,005 and 1,050 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 912,068,287 and 832,719,287 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	912,068	832,719
Additional paid-in capital	12,897,856	13,215,129
Accumulated deficit	(20,624,459)	(19,917,844)
Total stockholders’ equity (deficit)	(6,814,482)	(5,869,943)
Total liabilities and stockholders’ equity (deficit)	$54,510	$138,516

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$-	$-
Cost of net revenue	-	-
Gross profit	-	-

Operating expenses:
Personnel costs	113,994	1,295,998
Consulting fees	15,250	33,000
Legal and professional fees	156,793	105,123
Fund expenses	100,000	-
Sales and marketing	27,702	-
General and administrative	36,317	28,123
Depreciation and amortization	6,448	6,448
Total operating expenses	456,504	1,468,692

Loss from operations	(456,504)	(1,468,692)

Other income (expense):
Interest expense	(106,127)	(561,687)
Change in derivative liability	(359,188)	412,974
Total other income (expense), net	(465,315)	(148,713)

Provision for income taxes	-	-
Net loss	$(921,819)	$(1,617,405)

Weighted average common shares outstanding - basic and diluted	882,320,409	279,934,215
Net loss per common share - basic and diluted	$(0.001)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(921,819)	$(1,617,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	7,778	243,045
Change in fair value of derivative liability	359,188	(412,974)
Financing related costs - debt	-	264,460
Stock-based compensation expense	-	1,218,114
Depreciation and amortization	6,448	6,448
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,287	2,686
Accounts payable	223,491	58,287
Accrued salaries and consulting fees	80,440	24,333
Accrued interest and dividends	96,916	53,750
Net cash used in operating activities	(145,271)	(159,256)
Cash flows from investing activities:
Other receivables	-	-
Investment in intangible assets	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Net proceeds (repayments) from promissory note agreements	70,000	(500)
Proceeds from issuance of convertible debenture agreements	-	150,000
Net cash provided by financing activities	70,000	149,500
Net decrease in cash	(75,271)	(9,756)
Cash at beginning of period	78,348	30,312
Cash at end of period	$3,077	$20,556

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Conversion of accrued consulting fees into common shares	$-	$138,334
Dividends on preferred stock	$22,720	$1,722
Exercise of common stock warrants	$43,349	$61,775
Conversion of Series D preferred stock for common stock	$54,000	$-
Deemed dividend on conversion of preferred stock	$237,924	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock										Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	-	$-	50,000	$50	129,559	$130	-	-	263,725,234	$263,725	$7,714,704	$(13,239,189)	$(5,260,580)
Common shares issued to board of directors	-	-	-	-	-	-	-	-	140,000,000	140,000	980,000	-	1,120,000
Common shares issued for services and compensation	-	-	-	-	-	-	-	-	31,834,386	31,834	204,614	-	236,448
Debenture conversions	-	-	-	-	-	-	-	-	37,538,998	37,539	318,815	-	356,354
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(1,722)	(1,722)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,617,405)	(1,617,405)
Balances at March 31, 2021	-	$-	50,000	$50	129,559	$130	-	$-	473,098,618	$473,098	$9,218,133	$(14,858,316)	$(5,166,906)

Balances at December 31, 2021	-	$-	-	$-	51,559	$52	1,050	$1	832,719,287	$832,719	$13,215,129	$(19,917,844)	$(5,869,943)
Exercise of warrants	-	-	-	-	-	-	-	-	43,349,000	43,349	(43,349)	-	-
Conversion of Series D preferred stock for common stock	-	-	-	-	-	-	(45)	-	36,000,000	36,000	(36,000)	-	-
Deemed dividend on conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	(237,924)	237,924	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(22,720)	(22,720)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(921,819)	(921,819)
Balances at March 31, 2022	-	$-	-	$-	51,559	$52	1,005	$1	912,068,287	$912,068	$12,897,856	$(20,624,459)	$(6,814,482)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Note 1. Nature of Business

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to LGBTQ Loyalty Holdings, Inc. (formerly LifeApps Brands Inc.), including its subsidiaries.

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating the first LGBTQ Loyalty Preference Index ETF (the “Index ETF”) to provide the LGBTQ community with the power to influence the allocation of capital within a financial Index ETF based upon LGBTQ consumer preferences. The Index ETF is intended to link the growing economic influence of the LGBTQ community and their allies with many of the top Fortune 500 companies that support and implement diversity, inclusion and equality policies within their organizations. The incorporation of diversity and inclusion in a company’s recruitment and human resource policies has become a key concern to investors as part of their growing focus on ESG allocations. Our data and analytics unequivocally reinforce that corporations that have embraced diversity and inclusion policies within their corporate culture perform at a higher level financially than their peers. This includes advancing a more invigorated workforce that attracts and retains the best talent. Innovation and agility have been identified as great benefits of diversity, and there is an increasing awareness of what has become known as ‘the power of difference’.

On October 30, 2019, through our wholly-owned subsidiary Loyalty Preference Index, Inc. (“LPI”) and our strategically aligned partnerships with crowd-sourced data and analytic providers, we launched the LGBTQ100 ESG Index. This Index integrates LGBTQ community survey data into the methodology for a benchmark listing of the nation’s highest financially performing large-cap publicly listed corporations that our respondents believe are most committed to advancing equality. LPI is the index provider for the LGBTQ + ESG100 ETF; LGBTQ Loyalty was the Sponsor for the prospectus that was filed by the licensed Fund Adviser ProcureAM, and was approved by the Securities and Exchange Commission (“SEC”) in early January 2020. The LGBTQ + ESG100 ETF (the “Fund”) seeks to track the investment results (before fees and expenses) of the LGBTQ100 ESG Index. In late 2020, LPI was renamed to Advancing Equality Preference, Inc.

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $20,624,459 and have negative working capital of $6,861,277 as of March 31, 2022. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third-party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2022. Certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

Prior Period Adjustments

In the first quarter of 2022, we determined that the Series D preferred stock included a substantive conversion option, and therefore should be equity classified. Previously, the amount was included as a current liability. We have reclassified the amount to Series D preferred stock equity and additional paid-in capital on the consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2021. We do not believe the change to be qualitatively material to the consolidated financial statements as of December 31, 2021.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of March 31, 2022:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,757,315	$1,757,315
	$-	$-	$1,757,315	$1,757,315

	Fair Value Measurements
	as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,398,127	$1,398,127

	$-	$-	$1,398,127	$1,398,127

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three months ended March 31, 2022 and 2021, and the outstanding stock options and warrants are anti-dilutive. For the three months ended March 31, 2022 and 2021, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Stock options outstanding	-	1,800,000
Warrants	130,709,782	235,833,333
Shares to be issued upon conversion of notes and Series D preferred stock	3,919,792,222	372,689,648
	4,050,502,004	610,322,981

Recent Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this ASU in the first quarter of 2022 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

At March 31, 2022 and December 31, 2021, net intangible assets were $46,795 and $53,243, respectively. Amortization expense was $6,448 for both the three months ended March 31, 2022 and 2021, respectively.

Note 4. Notes Payable

As of March 31, 2022 and December 31, 2021, the Company has a note payable outstanding in the amount of $1,986. The note is past due at March 31, 2022 and is, therefore, in default. The note accrues interest at a rate of 2% per annum.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matured on June 20, 2020. As of March 31, 2022, the full principal amount was outstanding and in default.

In 2019, the Company issued a promissory note for $50,000. The note includes $2,500 in original issue discount. The noted is unsecured and matured in December 2019. As of March 31, 2022, the full principal amount was outstanding an in default.

Note 5. Convertible Notes Payable

During the three months ended March 31, 2022 and 2021, the Company recorded amortization of debt discount and original issue discount of $7,778 and $217,754, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the three months ended March 31, 2022:

Convertible
Debenture
Balance as of December 31, 2021	$2,195,145
Amortization of debt discount and original issue discount	7,778
Balance as of March 31, 2022	$2,202,923

The following comprises the balance of the convertible debenture outstanding at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Principal amount outstanding	$2,221,027	$2,221,027
Less: Unamortized original issue discount	(18,104)	(25,882)
	$2,202,923	$2,195,145

As of March 31, 2022 and December 31, 2021, the EMA Note was in default and the parity value of the EMA Note was determined to be $434,687. In 2021, the Company issued 60,714,000 shares of common stock pursuant to conversions of outstanding principal.

Note 6. Derivative Liability

We evaluated the terms of the conversion features of the debentures and related debenture warrants as noted above and below, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are indexed to the Company’s common stock and that the conversion features meet the definition of a liability. Therefore, we bifurcated the conversion feature and accounted for it as a separate derivative liability.

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

We value the conversion feature at origination of the notes using the Black-Scholes valuation model with the below assumptions. We value the derivative liability at the end of each accounting period, and upon conversion of the underlying note or warrant, with the difference in value recognized as gain or loss included in other income (expense) in our consolidated statements of operations.

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	n/a	0.09%
Expected term (in years)	n/a	1.00
Expected volatility	n/a	233.1%
Expected dividend yield	n/a	0%
Exercise price of underlying common shares	n/a	$0.004

During the three months ended March 31, 2022, the entire value of the principal of the debentures was assigned to the derivative liability and recognized as a debt discount. The debt discount is recorded as reduction (contra-liability) to the debentures and is being amortized over the initial term. Any excess balance was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the three months ended March 31, 2022:

Debenture
Balance as of December 31, 2021	$1,398,127
Change in fair value of derivative liability	359,188
Balance as of March 31, 2022	$1,757,315

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

In January 2022, GHS converted 45 shares of Series D preferred stock with a stated value of $54,000 for 36,000,000 shares of common stock at a conversion price of $0.0015 per share. As a result of the conversion, the Company recorded a deemed dividend of $237,924, which is calculated as the number of shares of common stock issued multiplied by the difference between the conversion price ($0.0015) and original fixed conversion price of $0.008109.

As of March 31, 2022, there were 1,005 shares of Series D preferred stock outstanding, and $75,664 in accrued Series D dividends. As of December 31, 2021, there were 1,050 shares of Series D preferred stock outstanding, and $52,944 in accrued Series D dividends.

Note 8. Stockholders’ Equity (Deficit)

Common Stock

In January 2022, GHS converted 45 shares of Series D preferred stock with a stated value of $54,000 for 36,000,000 shares of common stock at a conversion price of $0.0015 per share.

In February 2022, Auctus exercised warrants for 43,349,000 shares of common stock.

In March 2021, an aggregate of 140,000,000 shares of common stock were issued to the board members for accrued dividends as well as current compensation for the year ended December 31, 2021. Of these shares issuances, $961,666 is included in personnel costs in the consolidated statements of operations.

In March 2021, an aggregate of 31,834,386 shares of common stock were issued to employees and consultants for accrued and current consulting services for a total fair value of $236,448.

During the three months ended March 31, 2021, the Company issued 37,538,998 shares of common stock pursuant to conversion of debentures in the principal amount of $140,500.

Note 9. Options and Warrants

Options

As of March 31, 2022 and December 31, 2021, we had 0 options remaining outstanding pursuant to the 2012 Equity Incentive Plan.

Warrants

As of March 31, 2022 and December 31, 2021, we had 130,709,782 and 174,058,782 warrants outstanding, respectively, with a weighted average exercise price of $0.01 and $0.02 per share. In February 2022, Auctus exercised 43,349,000 warrants into shares of common stock.

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

Notes Payable to Related Party

Notes payable to related parties at March 31, 2022 and December 31, 2021 included a note of $1,800 with a 2% annual interest rate. Currently the Company has defaulted on this obligation. Forbearance has been granted by the related party.

In February 2022, the Company issued a promissory note to a related party for $70,000. The note is unsecured and matures in April 2022. The note does not bear interest. The note includes a promise to issue shares of the Company’s preferred stock, which was undetermined as of March 31, 2022.

Accrued Salaries and Compensation

As of March 31, 2022 and December 31, 2021, accrued salaries to our company officers and executive director totaled $522,804 and $472,804, respectively, and is included in accrued salaries and consulting fees in our consolidated balance sheets.

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

A former board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. During 2021, we initially received $100,000 from ProcureAM and provided an additional $305,000 to the custodian. As of December 31, 2021, we have recorded $305,000 in fund expenses and do not expect to receive any amounts back from ProcureAM. In the three months ended March 31, 2022, we recorded an additional $100,000 in fund expenses which we do not expect to receive any amounts back from ProcureAM. As such, other receivable was $0 on the consolidated balance sheets.

Accounts Payable

As of March 31, 2022 and December 31, 2021, the Company had $168,308 and $102,808, respectively, included in accounts payable to related parties including officers and board members.

Note 11. Subsequent Events

Management has evaluated all activity up to May 25, 2022 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

In April 2022, Advancing Equality Preference entered into a loan payable for $130,000 for proceeds of $100,000.

On April 28, 2022, the Company effectuated the termination and liquidation of the Fund pursuant to the terms of a Plan of Liquidation. As of this date, the Fund has ceased operations.

On April 15, 2022, Deborah Fuhr submitted her resignation as a member of the Board, effective immediately. Ms. Fuhr submitted her resignation to pursue other interests. The Company’s Board accepted Ms. Fuhr’s resignation and expressed its appreciation for the services she provided to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Moreover, we operate in a very competitive changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and certainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Business Strategy

Our business strategy is targeted to the estimated three trillion-dollar global purchasing power of the LGBTQ consumer demographic. More than nineteen million people identify themselves as LGBTQ in the US and four-hundred-fifty million globally while the LGBTQ community is composed of some of the most loyalty-driven consumers in the world.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $20,624,459 and have negative working capital of $6,861,277 as of March 31, 2022. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended March 31, 2022 compared with the three months ended March 31, 2021

There were no revenues during the three months ended March 31, 2022 or 2021.

The following is a breakdown of our operating expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	Change $	Change %
Personnel costs	$113,994	$1,295,998	$(1,182,004)	-91%
Consulting fees	15,250	33,000	(17,750)	-54%
Legal and professional fees	156,793	105,123	51,670	49%
Fund expenses	100,000	-	100,000	100%
Sales and marketing	27,702	-	27,702	100%
General and administrative	36,317	28,123	8,194	29%
Depreciation and amortization	6,448	6,448	-	0%
	$456,504	$1,468,692	$(1,012,188)	-69%

Personnel costs include officer salaries and directors’ compensation. The decrease in personnel costs is primarily due to $1,141,666 in stock compensation for shares issued to the board and executives in March 2021.

Consulting fees decreased by $17,750 during the three months ended March 31, 2022, primarily due to limited operations in developing the Index. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees increased by $51,670, primarily due to increased legal costs pertaining to our financing activities and the Fund closure.

Sales and marketing costs increased by $27,702 in the three months ended March 31, 2022 as we ramped up our branding efforts.

General and administrative expenses increased by $8,194 in 2022.

Depreciation and amortization expense was $6,448 in the three months ended March 31, 2022 and 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2021	2020	Change $	Change %
Interest expense	$(106,127)	$(561,687)	$455,560	-81%
Change in derivative liability	(359,188)	412,974	(772,162)	-187%
	$(465,315)	$(148,713)	$(316,602)	213%

Interest expense is primarily attributable to origination interest and amortization of debt discount.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $921,819 and $1,617,405 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of March 31, 2022, we had $3,077 of cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of March 31, 2022, we had a working capital deficit of $6,861,277 as compared to a working capital deficit of $7,001,879 at December 31, 2021.

During the three months ended March 31, 2022 and 2021, operations used cash of $145,271 and $159,256, respectively, primarily related to our net loss partially offset by non-cash charges and cash provided by changes in operating assets and liabilities.

In 2022, we received $70,000 in proceeds from a related party note.

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

The Company is currently, and has for some time, been in financial distress. It has no cash resources or current assets, and has no ongoing source of revenue. Management is continuing to address numerous aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, and regulatory compliance, and has taken steps to continue to raise new debt and equity capital to fund the Company’s business activities.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022, which may be accessed via EDGAR through the Internet at www.sec.gov (the “2020 Form 10-K”). The Risk Factors set forth in the 2021 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2021 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Refer to the footnotes of the accompanying consolidated financial statements for convertible debentures entered into and issuances of common and preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At March 31, 2022 the outstanding balance was approximately $1,986.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On April 15, 2022, Deborah Fuhr submitted her resignation as a member of the Board, effective immediately. Ms. Fuhr submitted her resignation to pursue other interests. The Company’s Board accepted Ms. Fuhr’s resignation and expressed its appreciation for the services she provided to the Company.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGBTQ LOYALTY HOLDINGS, INC.

May 25, 2022	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

May 25, 2022	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

