Form 10-Q
period 2022-06-30
LGBTQ Loyalty Holdings, Inc.
filed 2022-10-17
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of October 12, 2022 the Company had 1,179,890,617 shares of common stock, $0.001 par value, issued and outstanding.

Our independent audit firm has not finished their review and have not provided approval to this filing.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$11,269	$78,348
Prepaid expenses and other current assets	8,270	6,925
Total current assets	19,539	85,273
Intangible assets, net	40,347	53,243
Total assets	$59,886	$138,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,386,797	$985,917
Accrued salaries and consulting fees	743,321	660,331
Accrued interest and dividends	861,384	640,153
Notes payable	256,986	126,986
Notes payable to related party	71,800	1,800
Convertible notes payable, net of debt discount	2,415,028	2,195,145
Derivative liability on convertible notes payable	2,733,676	1,398,127
Series D preferred stock	1,758,224	-
Total liabilities	10,227,216	6,008,459

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Series B, 500,000 shares designated, 0 and 50,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Series C, 129,559 shares designated, 52,559 and no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	52	52
Series D, 2,000 shares designated, 986 and 1,050 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 1,132,010,984 and 832,719,287 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,132,007	832,719
Additional paid-in capital	12,537,145	13,215,129
Accumulated deficit	(23,836,535)	(19,917,844)
Total stockholders’ equity (deficit)	(10,167,330)	(5,869,943)
Total liabilities and stockholders’ equity (deficit)	$59,886	$138,516

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	-	-	$-	-
Cost of net revenue	-	-	-	$-
Gross profit	-	-	-	-

Operating expenses:
Personnel costs	46,407	93,122	160,401	1,389,120
Consulting fees	11,250	38,500	26,500	71,500
Legal and professional fees	124,992	153,527	281,785	258,650
Fund expenses	-	-	100,000	-
Sales and marketing	71,237	40,500	98,939	40,500
General and administrative	3,136	28,391	39,453	56,514
Depreciation and amortization	6,448	6,448	12,896	12,896
Total operating expenses	263,470	360,489	719,974	1,829,181

Loss from operations	(263,470)	(360,489)	(719,974)	(1,829,181)

Other income (expense):
Interest expense	(1,418,989)	(727,641)	(1,525,116)	(1,289,328)
Change in derivative liability	(746,277)	(2,658,950)	(1,105,465)	(2,245,976)
Total other income (expense), net	(2,165,266)	(3,386,591)	(2,630,581)	(3,535,304)

Provision for income taxes	-	-	-	-
Net loss	$(2,428,736)	$(3,747,080)	$(3,350,555)	$(5,364,485)

Weighted average common shares outstanding - basic and diluted	994,630,987	553,901,386	897,635,176	432,821,915
Net loss per common share - basic and diluted	$(0.002)	$(0.01)	$(0.004)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,350,555)	$(5,364,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	104,242	704,007
Change in fair value of derivative liability	1,105,465	2,245,976
Financing related costs - debt	1,220,986	460,780
Stock-based compensation expense	-	1,218,114
Depreciation and amortization	12,896	12,896
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,345)	14,058
Accounts payable	411,881	(105,700)
Accrued salaries and consulting fees	82,990	201,470
Accrued interest and dividends	176,361	93,663
Net cash used in operating activities	(237,079)	(519,221)
Cash flows from investing activities:
Other receivables	-	(205,000)
Net cash used in investing activities	-	(205,000)
Cash flows from financing activities:
Net proceeds (repayments) from promissory note agreements	170,000	(1,000)
Proceeds from issuance of convertible debenture agreements	-	300,000
Proceeds from issuance of Series D preferred stock	-	574,100
Net cash provided by financing activities	170,000	873,100
Net change in cash	(67,079)	148,879
Cash at beginning of period	78,348	30,312
Cash at end of period	$11,269	$179,191

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Exercise of common stock warrants	$140,966	$61,775
Dividends on preferred stock	$44,870	$11,241
Conversion of Series D preferred stock for common stock	$111,000	$-
Deemed dividend on conversion of preferred stock	$523,266	$-
Debenture conversions	$114,040	$-
Reclassification of Series D preferred stock	$1,015,999	$-
Conversion of accrued consulting fees into common shares	$-	$338,608
Conversion of related party notes payable into common shares	$-	$16,085
Conversion of Series C preferred stock into common stock	$-	$53,000

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock										Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	-	$-	50,000	$50	129,559	$130	-	-	263,725,234	$263,725	$7,714,704	$(13,239,189)	$(5,260,580)
Common shares issued to board of directors	-	-	-	-	-	-	-	-	140,000,000	140,000	980,000	-	1,120,000
Common shares issued for services and compensation	-	-	-	-	-	-	-	-	31,834,386	31,834	204,614	-	236,448
Debenture conversions	-	-	-	-	-	-	-	-	37,538,998	37,539	318,815	-	356,354
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(1,722)	(1,722)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,617,405)	(1,617,405)
Balances at March 31, 2021	-	-	50,000	50	129,559	130	-	-	473,098,618	473,098	9,218,133	(14,858,316)	(5,166,906)
Debenture conversions	-	-	-	-	-	-	-	-	100,448,779	100,449	1,821,061	-	1,921,510
Conversion of notes and payables	-	-	-	-	-	-	-	-	11,956,004	11,956	192,408	-	204,364
Exercise of warrants	-	-	-	-	-	-	-	-	30,887,276	30,887	(30,887)	-	-
Conversion of Series C preferred stock into common stock	-	-	-	-	(53,000)	(53)	-	-	53,000,000	53,000	(52,947)	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(9,519)	(9,519)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,747,079)	(3,747,079)
Balances at June 30, 2021	-	$-	50,000	$50	76,559	$77	-	$-	669,390,677	$669,390	$11,147,767	$(18,614,915)	$(6,797,631)

Balances at December 31, 2021	-	$-	-	$-	51,559	$52	1,050	$1	832,719,287	$832,719	$13,215,129	$(19,917,844)	$(5,869,943)
Exercise of warrants	-	-	-	-	-	-	-	-	43,349,000	43,349	(43,349)	-	-
Conversion of Series D preferred stock for common stock	-	-	-	-	-	-	(45)	-	36,000,000	36,000	(36,000)	-	-
Deemed dividend on conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	237,924	(237,924)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(22,720)	(22,720)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(921,819)	(921,819)
Balances at March 31, 2022	-	-	-	-	51,559	52	1,005	1	912,068,287	912,068	13,373,704	(21,100,307)	(6,814,482)
Debenture conversions	-	-	-	-	-	-	-	-	84,325,397	84,325	29,714	-	114,040
Exercise of warrants	-	-	-	-	-	-	-	-	97,617,300	97,617	(97,617)	-	-
Conversion of Series D preferred stock for common stock	-	-	-	-	-	-	(19)	-	38,000,000	38,000	(38,000)	-	-
Deemed dividend on conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	285,342	(285,342)	-
Reclassification of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	(1,015,999)	-	(1,015,999)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(22,150)	(22,150)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,428,736)	(2,428,736)
Balances at June 30, 2022	-	$-	-	$-	51,559	$52	986	$1	1,132,010,984	$1,132,011	$12,537,145	$(23,836,535)	$(10,167,330)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

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

Note 2. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $23,836,535 and have negative working capital of $10,207,677 as of June 30, 2022. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third-party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of June 30, 2022:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable and preferred stock	$-	$-	$2,733,676	$2,733,676
	$-	$-	$2,733,676	$2,733,676

	Fair Value Measurements
	as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,398,127	$1,398,127

	$-	$-	$1,398,127	$1,398,127

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the six months ended June 30, 2022 and 2021, and the outstanding stock options and warrants are anti-dilutive. For the six months ended June 30, 2022 and 2021, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Six Months Ended
	June 30,
	2022	2021
Stock options outstanding	-	1,800,000
Warrants	33,092,482	204,946,057
Shares to be issued upon conversion of notes and Series D preferred stock	8,180,908,567	203,651,096
	8,214,001,049	410,397,153

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

At June 30, 2022 and December 31, 2021, net intangible assets were $40,347 and $53,243, respectively. Amortization expense was $12,896 for both the six months ended June 30, 2022 and 2021, respectively.

Note 4. Notes Payable

As of June 30, 2022 and December 31, 2021, the Company has a note payable outstanding in the amount of $1,986. The note is past due at June 30, 2022 and is, therefore, in default. The note accrues interest at a rate of 2% per annum.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matured on June 20, 2020. As of June 30, 2022, the full principal amount was outstanding and in default.

In 2019, the Company issued a promissory note for $50,000. The note includes $2,500 in original issue discount. The noted is unsecured and matured in December 2019. As of June 30, 2022, the full principal amount was outstanding an in default.

In April 2022, Advancing Equality Preference entered into a loan payable for $130,000 for proceeds of $100,000.

Note 5. Convertible Notes Payable

During the six months ended June 30, 2022 and 2021, the Company recorded amortization of debt discount and original issue discount of $104,242 and $582,631, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

The Company did not file its Form 10-Q for the quarter ended March 31, 2022 on a timely basis. As a result, several default provisions were triggered with the Company’s outstanding debentures. The Company recorded an additional $374,125 in additional principal owed upon this default provision. Accordingly, the Company recorded $374,125 in interest expense in the consolidated statements of operations.

The following is a summary of the activity of the convertible notes payable and convertible debenture for the six months ended June 30, 2022:

Convertible
Debenture
Balance as of December 31, 2021	$2,195,145
Additional principal per default provisions	374,125
Amortization of debt discount and original issue discount	(104,242)
Conversion to common stock, net of discount	(50,000)
Balance as of June 30, 2022	$2,415,028

The following comprises the balance of the convertible debenture outstanding at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Principal amount outstanding	$2,545,152	$2,221,027
Less: Unamortized original issue discount	(123,420)	-
Less: Unamortized original issue discount	(6,703)	(25,882)
	$2,415,028	$2,195,145

As of June 30, 2022 and December 31, 2021, the EMA Note was in default and the parity value of the EMA Note was determined to be $434,687. In 2021, the Company issued 60,714,000 shares of common stock pursuant to conversions of outstanding principal.

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

	Six Months Ended
	June 30,
	2022	2021
Risk-free interest rate	2.01%	0.09%
Expected term (in years)	0.48	1.00
Expected volatility	154.5%	237.4%
Expected dividend yield	0%	0%
Exercise price of underlying common shares	$0.001	$0.004

During the six months ended June 30, 2022, the entire value of the principal of the debentures was assigned to the derivative liability and recognized as a debt discount. The debt discount is recorded as reduction (contra-liability) to the debentures and is being amortized over the initial term. Any excess balance was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the six months ended June 30, 2022:

Debenture
Balance as of December 31, 2021	$1,398,127
Initial fair value per derivative recognition	294,124
Conversion of debenture to common stock	(64,040)
Change in fair value of derivative liability	1,105,465
Balance as of June 30, 2022	$2,733,676

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

In June 2022, GHS converted 19 shares of Series D preferred stock with a stated value of $57,000 for 38,000,000 shares of common stock at a conversion price of $0.0015 per share. As a result of the conversion, the Company recorded a deemed dividend of $285,342, which is calculated as the number of shares of common stock issued multiplied by the difference between the conversion price ($0.0015) and original fixed conversion price of $0.008109.

As of June 30, 2022, there were 986 shares of Series D preferred stock outstanding, and $97,814 in accrued Series D dividends. As of December 31, 2021, there were 1,050 shares of Series D preferred stock outstanding, and $52,944 in accrued Series D dividends.

Due to the Company’s late filing on its Form 10-Q for the quarter ended March 31, 2022 (see Note 7), default provisions were triggered with the GHS agreement. As a result, it was determined all preferred stock were due for redemption immediately. The Company determined that $1,758,224, inclusive of the stated value of the Series D preferred stock, and inclusive of accrued dividends, default penalties and interest, was due. As such, the Company reclassified $1,015,999 of Series D preferred stock from additional paid-in capital to a current liability. The remaining amount of $742,225 was included in interest expense in the consolidated statements of operations.

Note 8. Stockholders’ Equity (Deficit)

Common Stock

In January 2022, GHS converted 45 shares of Series D preferred stock with a stated value of $54,000 for 36,000,000 shares of common stock at a conversion price of $0.0015 per share.

In June 2022, GHS converted 19 shares of Series D preferred stock with a stated value of $57,000 for 38,000,000 shares of common stock at a conversion price of $0.0015 per share.

In the six months ended June 30, 2022, Auctus exercised warrants for 140,966,300 shares of common stock.

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

During the three months ended June 30, 2022 and 2021, the Company issued 84,325,397 and 137,987,777 shares of common stock pursuant to conversion of debentures in the principal amount of $50,000 and $495,247, all respectively.

Note 9. Options and Warrants

Options

As of June 30, 2022 and December 31, 2021, we had 0 options remaining outstanding pursuant to the 2012 Equity Incentive Plan.

Warrants

As of June 30, 2022 and December 31, 2021, we had 33,092,482 and 174,058,782 warrants outstanding, respectively, with a weighted average exercise price of $0.01 and $0.02 per share. In the six months ended June 30, 2022, Auctus exercised warrants for 140,966,300 shares of common stock.

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

Notes Payable to Related Party

Notes payable to related parties at June 30, 2022 and December 31, 2021 included a note of $1,800 with a 2% annual interest rate. Currently the Company has defaulted on this obligation. Forbearance has been granted by the related party.

In February 2022, the Company issued a promissory note to a related party for $70,000. The note is unsecured and matures in April 2022. The note does not bear interest. The note includes a promise to issue shares of the Company’s preferred stock, which was undetermined as of June 30, 2022.

Accrued Salaries and Compensation

As of June 30, 2022 and December 31, 2021, accrued salaries to our company officers and executive director totaled $522,804 and $472,804, respectively, and is included in accrued salaries and consulting fees in our consolidated balance sheets.

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

A former board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. During 2021, we initially received $100,000 from ProcureAM and provided an additional $305,000 to the custodian. As of December 31, 2021, we have recorded $305,000 in fund expenses and do not expect to receive any amounts back from ProcureAM. In the three months ended June 30, 2022, we recorded an additional $100,000 in fund expenses which we do not expect to receive any amounts back from ProcureAM. As such, other receivable was $0 on the consolidated balance sheets.

On April 15, 2022, Deborah Fuhr submitted her resignation as a member of the Board, effective immediately. Ms. Fuhr submitted her resignation to pursue other interests. The Company’s Board accepted Ms. Fuhr’s resignation and expressed its appreciation for the services she provided to the Company.

Accounts Payable

As of June 30, 2022 and December 31, 2021, the Company had $168,308 and $102,808, respectively, included in accounts payable to related parties including officers and board members.

Note 11. Subsequent Events

Management has evaluated all activity up to October 14, 2022 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

On August 25, 2022, Barney Frank and Martina Navratilova submitted their resignations as Directors of LGBTQ Loyalty Holdings, Inc. (the “Company”) with immediate effect. Additionally, on August 27, 2022, William Bean submitted his resignation as a Director of the Company with immediate effect. Mr. Frank and Mr. Bean submitted their resignations due to differences of opinion in the direction of the Company. Each of Messrs. Frank and Bean and Ms. Navratilova have offered to tender their respective shares of Common Stock back to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $20,624,459 and have negative working capital of $6,861,277 as of June 30, 2022. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

There were no revenues during the three months ended June 30, 2022 or 2021.

The following is a breakdown of our operating expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021	Change $	Change %
Personnel costs	$46,407	$93,122	$160,401	$1,389,120	$(46,715)	-50%
Consulting fees	11,250	38,500	26,500	71,500	(27,250)	-71%
Legal and professional fees	124,992	153,527	281,785	258,650	(28,535)	-19%
Fund expenses	-	-	100,000	-	-	100%
Sales and marketing	71,237	40,500	98,939	40,500	30,737	100%
General and administrative	3,136	28,391	39,453	56,514	(25,255)	-89%
Depreciation and amortization	6,448	6,448	12,896	12,896	-	0%
	$263,470	$360,489	$719,974	$1,829,181	$(97,019)	-27%

Personnel costs include officer salaries and directors’ compensation. The decrease in personnel costs is primarily due 2021 board compensation.

Consulting fees decreased by $27,750 during the three months ended June 30, 2022, primarily due to limited operations in developing the Index. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees decreased by $28,535 primarily due to less financing matters in 2022.

Sales and marketing costs increased by $30,737 in the three months ended June 30, 2022 based on some new branding efforts in 2022.

General and administrative expenses increased by $25,255 in 2022 due to less operations overall.

Depreciation and amortization expense was $6,448 in the three months ended June 30, 2022 and 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2021	2020	Change $	Change %
Interest expense	$(1,418,989)	$(727,641)	(691,348)	95%
Change in derivative liability	(746,277)	(2,658,950)	1,912,673	-72%
	$(2,165,266)	$(3,386,591)	$1,221,325	-36%

Interest expense is primarily attributable to origination interest and amortization of debt discount. Interest expense includes the default penalties to record additional amounts owed on the convertible debentures and Series D preferred stock.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $2,428,736 and $3,747,080 for the three months ended June 30, 2022 and 2021, respectively.

Six months ended June 30, 2022 compared with the six months ended June 30, 2021

There were no revenues during the six months ended June 30, 2022 or 2021.

The following is a breakdown of our operating expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	Change $	Change %
Personnel costs	$160,401	$1,389,120	$(1,228,719)	-88%
Consulting fees	26,500	71,500	(45,000)	-63%
Legal and professional fees	281,785	258,650	23,135	9%
Fund expenses	100,000	-	100,000	100%
Sales and marketing	98,939	40,500	58,439	100%
General and administrative	39,453	56,514	(17,061)	-30%
Depreciation and amortization	12,896	12,896	-	0%
	$719,974	$1,829,181	$(1,109,207)	-61%

Personnel costs include officer salaries and directors’ compensation. The decrease in personnel costs is primarily due 2021 board compensation.

Consulting fees decreased by $45,000 during the six months ended June 30, 2022, primarily due to limited operations in developing the Index. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees increased by $23,135.

Fund expenses represented the $100,000 incurred to Procure.

Sales and marketing costs increased by $58,439 in the three months ended June 30, 2022 based on some new branding efforts in 2022.

General and administrative expenses increased by $17,061 in 2022 due to less operations overall.

Depreciation and amortization expense was $12,896 in the six months ended June 30, 2022 and 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2021	2020	Change $	Change %
Interest expense	$(1,525,116)	$(1,289,328)	(235,788)	18%
Change in derivative liability	(1,105,465)	(2,245,976)	1,140,511	-51%
	$(2,630,581)	$(3,535,304)	$904,723	-26%

Interest expense is primarily attributable to origination interest and amortization of debt discount. Interest expense includes the default penalties to record additional amounts owed on the convertible debentures and Series D preferred stock.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $3,350,555 and $5,364,485 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of June 30, 2022, we had $3,077 of cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of June 30, 2022, we had a working capital deficit of $10,207,677 as compared to a working capital deficit of $7,001,879 at December 31, 2021.

During the six months ended June 30, 2022 and 2021, operations used cash of $237,079 and $519,221, respectively, primarily related to our net loss partially offset by non-cash charges and cash provided by changes in operating assets and liabilities.

In 2022, we received $70,000 in proceeds from a related party note. Advanced Equity also entered into a loan for $100,000.

In 2021, we received $300,000 in proceeds from the issuance of convertible debentures and repaid notes payable of $1,000. We also received $574,100 from the issuance of Series D preferred stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At June 30, 2022 the outstanding balance was approximately $1,986.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

On April 15, 2022, Deborah Fuhr submitted her resignation as a member of the Board, effective immediately. Ms. Fuhr submitted her resignation to pursue other interests. The Company’s Board accepted Ms. Fuhr’s resignation and expressed its appreciation for the services she provided to the Company.

On August 25, 2022, Barney Frank and Martina Navratilova submitted their resignations as Directors of LGBTQ Loyalty Holdings, Inc. (the “Company”) with immediate effect. Additionally, on August 27, 2022, William Bean submitted his resignation as a Director of the Company with immediate effect. Mr. Frank and Mr. Bean submitted their resignations due to differences of opinion in the direction of the Company. Each of Messrs. Frank and Bean and Ms. Navratilova have offered to tender their respective shares of Common Stock back to the Company.

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

LGBTQ LOYALTY HOLDINGS, INC.

October 17, 2022	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

October 17, 2022	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

