Form 10-Q/A
period 2022-06-30
LGBTQ Loyalty Holdings, Inc.
filed 2022-11-14
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 9, 2022 the Company had 1,179,890,617 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q, or this Amendment, amends the Quarterly Report on Form 10-Q for the three-and six months periods ended June 30, 2022 that we originally filed with the Securities and Exchange Commission, or the Commission, on October 17, 2022 or the Original Filing. The nature of our amendment was due to various accounts that required correction on our consolidated balance sheets and statements of operations.

Refer to Note 2 in the notes to the condensed consolidated financial statements for a further explanation of the restated figures.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of LGBTQ Loyalty Holdings, Inc.

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheets of LGBTQ Loyalty Holdings, Inc. (the Company) as of June 30, 2022 and 2021 and the related condensed consolidated statements of operations and stockholders’ deficit for the three-month and six-month periods ended June 30, 2022 and 2021, and the related condensed consolidated statements of cash flows for the six-month period then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated April 15, 2022, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Respectfully yours,

Haynie and Company

PCAOB ID 457

We have served as the Company’s auditor since 2018.

Salt Lake City, Utah

November 14, 2022

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$12,934	$78,348
Prepaid expenses and other current assets	8,270	6,925
Total current assets	21,204	85,273
Intangible assets, net	40,347	53,243
Total assets	$61,551	$138,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,408,776	$985,917
Accrued salaries and consulting fees	723,007	660,331
Accrued interest and dividends	861,384	640,153
Notes payable	256,986	126,986
Notes payable to related party	71,800	1,800
Convertible notes payable, net of debt discount	2,415,028	2,195,145
Derivative liability on convertible notes payable	2,781,435	1,398,127
Series D preferred stock	1,758,224	-
Total liabilities	10,276,640	6,008,459

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Series B, 500,000 shares designated, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Series C, 129,559 shares designated, 51,559 shares issued and outstanding as of June 30, 2022 and December 31, 2021	52	52
Series D, 2,000 shares designated, 986 and 1,050 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 1,132,010,984 and 912,068,287 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,132,010	832,719
Additional paid-in capital	12,549,667	13,215,129
Accumulated deficit	(23,896,819)	(19,917,844)
Total stockholders’ equity (deficit)	(10,215,089)	(5,869,943)
Total liabilities and stockholders’ equity (deficit)	$61,551	$138,516

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Cost of net revenue	-	-	-	$-
Gross profit	-	-	-	-

Operating expenses:
Personnel costs	46,407	93,121	160,401	1,389,121
Consulting fees	11,250	38,500	26,500	71,500
Legal and professional fees	124,992	153,527	281,785	258,650
Fund expenses	-	-	100,000	-
Sales and marketing	71,237	40,500	98,939	40,500
General and administrative	15,028	28,392	51,345	56,514
Depreciation and amortization	6,448	6,448	12,896	12,896
Total operating expenses	275,362	360,488	731,866	1,829,181

Loss from operations	(275,362)	(360,488)	(731,866)	(1,829,181)

Other income (expense):
Interest expense	(1,419,622)	(727,642)	(1,525,750)	(1,289,328)
Change in derivative liability	(794,036)	(2,658,949)	(1,153,224)	(2,245,976)
Total other income (expense), net	(2,213,658)	(3,386,591)	(2,678,974)	(3,535,304)

Provision for income taxes	-	-	-	-
Net loss	$(2,489,020)	$(3,747,079)	$(3,410,840)	$(5,364,485)

Weighted average common shares outstanding - basic and diluted	994,630,987	553,901,386	938,916,526	432,821,915
Net loss per common share - basic and diluted	$(0.003)	$(0.01)	$(0.004)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,410,840)	$(5,364,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	109,690	704,007
Change in fair value of derivative liability	1,153,224	2,245,976
Financing related costs - debt	1,220,986	460,780
Stock-based compensation expense	-	1,218,114
Depreciation and amortization	12,896	12,896
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,345)	14,058
Accounts payable	422,984	(105,699)
Accrued salaries and consulting fees	62,550	201,470
Accrued interest and dividends	194,441	93,663
Net cash used in operating activities	(235,414)	(519,220)
Cash flows from investing activities:
Other receivables	-	(205,000)
Net cash used in investing activities	-	(205,000)
Cash flows from financing activities:
Net proceeds (repayments) from promissory note agreements	170,000	(1,000)
Proceeds from issuance of convertible debenture agreements	-	300,000
Proceeds from issuance of Series D preferred stock	-	574,100
Net cash provided by financing activities	170,000	873,100
Net change in cash	(65,414)	148,880
Cash at beginning of period	78,348	30,312
Cash at end of period	$12,934	$179,192

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Exercise of common stock warrants	$140,966	$61,775
Dividends on preferred stock	$44,870	$11,241
Conversion of Series D preferred stock for common stock	$74,000	$-
Deemed dividend on conversion of preferred stock	$523,266	$-
Debenture conversions	$126,562	$-
Reclassification of Series D preferred stock	$1,015,999	$-
Derivative liability – inception	$306,646	$-
Conversion of accrued consulting fees into common shares	$-	$338,608
Conversion of related party notes payable into common shares	$-	$16,085
Conversion of Series C preferred stock into common stock	$-	$53,000

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock										Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	-	$-	50,000	$50	129,559	$130	-	-	263,725,234	$263,725	$7,714,704	$(13,239,189)	$(5,260,580)
Common shares issued to board of directors	-	-	-	-	-	-	-	-	140,000,000	140,000	980,000	-	1,120,000
Common shares issued for services and compensation	-	-	-	-	-	-	-	-	31,834,386	31,834	204,614	-	236,448
Debenture conversions	-	-	-	-	-	-	-	-	37,538,998	37,539	318,815	-	356,354
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(1,722)	(1,722)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,617,405)	(1,617,405)
Balances at March 31, 2021	-	-	50,000	50	129,559	130	-	-	473,098,618	473,098	9,218,133	(14,858,316)	(5,166,906)
Debenture conversions	-	-	-	-	-	-	-	-	100,448,779	100,449	1,821,061	-	1,921,510
Conversion of notes and payables	-	-	-	-	-	-	-	-	11,956,004	11,956	192,408	-	204,364
Exercise of warrants	-	-	-	-	-	-	-	-	30,887,276	30,887	(30,887)	-	-
Conversion of Series C preferred stock into common stock	-	-	-	-	(53,000)	(53)	-	-	53,000,000	53,000	(52,947)	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(9,519)	(9,519)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,747,079)	(3,747,079)
Balances at June 30, 2021	-	$-	50,000	$50	76,559	$77	550	$1	669,390,677	$669,390	$11,147,767	$(18,614,915)	$(6,797,631)

Balances at December 31, 2021	-	$-	-	$-	51,559	$52	1,050	$1	832,719,287	$832,719	$13,215,129	$(19,917,844)	$(5,869,943)
Exercise of warrants	-	-	-	-	-	-	-	-	43,349,000	43,349	(43,349)	-	-
Conversion of Series D preferred stock for common stock	-	-	-	-	-	-	(45)	-	36,000,000	36,000	(36,000)	-	-
Deemed dividend on conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	237,924	(237,924)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(22,720)	(22,720)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(921,819)	(921,819)
Balances at March 31, 2022	-	-	-	-	51,559	52	1,005	1	912,068,287	912,068	13,373,704	(21,100,307)	(6,814,482)
Debenture conversions	-	-	-	-	-	-	-	-	84,325,397	84,325	42,237	-	126,562
Exercise of warrants	-	-	-	-	-	-	-	-	97,617,300	97,617	(97,617)	-	-
Conversion of Series D preferred stock for common stock	-	-	-	-	-	-	(19)	-	38,000,000	38,000	(38,000)	-	-
Deemed dividend on conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	285,342	(285,342)	-
Reclassification of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	(1,015,999)	-	(1,015,999)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(22,150)	(22,150)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,489,020)	(2,489,020)
Balances at June 30, 2022	-	$-	-	$-	51,559	$52	986	$1	1,132,010,984	$1,132,010	$12,549,667	$(23,896,819)	$(10,215,089)

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

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating the first LGBTQ Loyalty Preference Index ETF (the “Index ETF”) to provide the LGBTQ community with the power to influence the allocation of capital within a financial Index ETF based upon LGBTQ consumer preferences. The Index ETF was intended to link the growing economic influence of the LGBTQ community and their allies with many of the top Fortune 500 companies that support and implement diversity, inclusion and equality policies within their organizations. The incorporation of diversity and inclusion in a company’s recruitment and human resource policies has become a key concern to investors as part of their growing focus on ESG allocations. Our data and analytics unequivocally reinforce that corporations that have embraced diversity and inclusion policies within their corporate culture perform at a higher level financially than their peers. This includes advancing a more invigorated workforce that attracts and retains the best talent. Innovation and agility have been identified as great benefits of diversity, and there is an increasing awareness of what has become known as ‘the power of difference’.

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

On March 25, 2022, ProcureAM, LLC (“Adviser”), the adviser to the Fund, after consultation with the Company, the sponsor of the ETF, determined that the Fund should be closed. Based upon a recommendation by the Adviser, the Board of Trustees of Procure ETF Trust I (the “Trust”) approved a Plan of Liquidation for the Fund under which the Fund would be liquidated on or about April 28, 2022 (the “Liquidation Date”). The Liquidation Date may be changed without notice at the discretion of the officers of the Trust. Beginning when the Fund commences the liquidation of its portfolio, the Fund will not pursue its investment objectives or, with certain exceptions, engage in normal business activities, and the Fund may hold cash and securities that may not be consistent with the Fund’s investment objective and strategy, which may adversely affect Fund performance. On April 28, 2022, the Company effectuated the termination and liquidation of the Fund pursuant to the terms of a Plan of Liquidation. As of this date, the Fund has ceased operations.

Note 2. Correction of Previously Issued Financial Statements

Subsequent to the issuance of its Quarterly Report on SEC Form 10-Q for the three and six months ended June 30, 2022, the Company discovered several errors in its accounts on its condensed consolidated balance sheets and statements of operations.

The tables below reflect the effect of restatement on the Company’s financial statements for the three and six month periods ending June 30, 2022:

	June 30, 2022
	Original	Adjustment	As Restated
Cash	$11,269	$1,665	$12,934
Total assets	$59,886	$1,665	$61,551

Accounts payable	$1,386,797	$21,979	$1,408,776
Accrued salaries and consulting fees	743,321	(20,314)	723,007
Derivative liability on convertible notes payable	2,769,066	12,369	2,781,435
Total liabilities	10,262,606	14,034	10,276,640
Common stock	1,132,007	3	1,132,010
Additional paid-in capital	12,549,666	1	12,549,667
Accumulated deficit	(23,884,446)	(12,373)	(23,896,819)
Total stockholders’ equity (deficit)	(10,202,720)	(12,369)	(10,215,089)
Total liabilities and stockholders’ equity (deficit)	$59,886	$1,665	$61,551

	Six Months Ended June 30, 2022
	Original	Adjustment	As Restated
General and administrative	$39,453	$11,892	$51,345
Total operating expenses	719,974	11,892	731,866
Interest expense	(1,525,116)	(634)	(1,525,750)
Change in derivative liability	(1,105,465)	(47,759)	(1,153,224)
Net loss	$(3,350,555)	$(60,285)	$(3,410,840)

	Six Months Ended June 30, 2022
	Original	Adjustment	As Restated
Net cash used in operating activities	$(237,079)	$1,665	$(235,414)

	Three Months Ended June 30, 2022
	Original	Adjustment	As Restated
Debenture conversions	$114,040	$12,522	$126,562

Furthermore, in the three months ended March 31, 2022, the deemed dividends related to Preferred Stock conversions were incorrectly recorded (instead of debiting shareholder deficit and crediting additional paid in capital, it did the opposite). They have been corrected in the second quarter. As the effect is a reclass within equity, we consider the change to be qualitatively immaterial.

Note 3. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $23,896,819 and have negative working capital of $10,255,436 as of June 30, 2022. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third-party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of June 30, 2022:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable and preferred stock	$-	$-	$2,781,435	$2,781,435
	$-	$-	$2,781,435	$2,781,435

	Fair Value Measurements
	as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,398,127	$1,398,127

	$-	$-	$1,398,127	$1,398,127

Refer to Note 7 for detail on the unobservable inputs used in the fair value of the derivative liability.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three and six months ended June 30, 2022 and 2021, and the outstanding stock options and warrants are anti-dilutive. For the three and six months ended June 30, 2022 and 2021, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Six Months Ended
	June 30,
	2022	2021
Stock options outstanding	-	1,800,000
Warrants	28,333,333	204,946,057
Shares to be issued upon conversion of notes	6,170,908,567	203,651,096
Series D preferred stock	2,010,000,000	67,826
	8,209,241,900	410,464,979

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

Note 4. Intangible Assets

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

Note 5. Notes Payable

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

In April 2022, Advancing Equality Preference entered into a loan payable for $130,000 for proceeds of $100,000. The loan matured on June 30, 2022 and is currently in default.

Note 6. Convertible Notes Payable

During the six months ended June 30, 2022 and 2021, the Company recorded amortization of debt discount and original issue discount of $109,690 and $582,631, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

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

The following is a summary of the activity of the convertible notes payable and convertible debenture for the six months ended June 30, 2022:

Convertible
Debenture
Balance as of December 31, 2021	$2,195,145
Convertible debenture - debt discount	(213,932)
Additional principal per default provisions	374,125
Amortization of debt discount and original issue discount	109,690
Conversion to common stock, net of discount	(50,000)
Balance as of June 30, 2022	$2,415,028

The following comprises the balance of the convertible debenture outstanding at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Principal amount outstanding	$2,545,152	$2,221,027
Less: Unamortized original debt discount	(123,421)	-
Less: Unamortized original issue discount	(6,703)	(25,882)
	$2,415,028	$2,195,145

As of June 30, 2022 and December 31, 2021, the EMA Note was in default and the parity value of the EMA Note was determined to be $434,687. In 2021, the Company issued 60,714,000 shares of common stock pursuant to conversions of outstanding principal.

Note 7. Derivative Liability

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

The following is a summary of the activity of the derivative liability for the six months ended June 30, 2022:

Debenture
Balance as of December 31, 2021	$1,398,127
Initial fair value per derivative recognition	306,646
Conversion of debenture to common stock	(76,562)
Change in fair value of derivative liability	1,153,224
Balance as of June 30, 2022	$2,781,435

Note 8. Preferred Stock

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

In June 2022, GHS converted 19 shares of Series D preferred stock with a stated value of $22,800 for 38,000,000 shares of common stock at a conversion price of $0.0006 per share. As a result of the conversion, the Company recorded a deemed dividend of $285,342, which is calculated as the number of shares of common stock issued multiplied by the difference between the conversion price ($0.0006) and original fixed conversion price of $0.008109.

As of June 30, 2022, there were 986 shares of Series D preferred stock outstanding, and $97,814 in accrued Series D dividends. As of December 31, 2021, there were 1,050 shares of Series D preferred stock outstanding, and $52,944 in accrued Series D dividends.

Due to the Company’s late filing on its Form 10-Q for the quarter ended March 31, 2022 (see Note 7), default provisions were triggered with the GHS agreement. As a result, it was determined all preferred stock were due for redemption immediately. The Company determined that $1,758,224, inclusive of the stated value of the Series D preferred stock, and inclusive of accrued dividends, default penalties and interest, was due. As such, the Company reclassified $1,015,999 of Series D preferred stock from additional paid-in capital to a current liability. The remaining amount of $644,411 was included in interest expense in the consolidated statements of operations.

Note 9. Stockholders’ Equity (Deficit)

Common Stock

In January 2022, GHS converted 45 shares of Series D preferred stock with a stated value of $54,000 for 36,000,000 shares of common stock at a conversion price of $0.0015 per share.

In June 2022, GHS converted 19 shares of Series D preferred stock with a stated value of $57,000 for 38,000,000 shares of common stock at a conversion price of $0.0006 per share.

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

In June 2021, Auctus exercised 32,142,857 warrants into shares of common stock.

During the six months ended June 30, 2021, Pride converted 53,000 shares of Series C preferred stock for 53,000,000 shares of common stock.

During the six months ended June 30, 2022 and 2021, the Company issued 84,325,397 and 137,987,777 shares of common stock pursuant to conversion of debentures in the principal amount of $50,000 and $495,247, all respectively.

Note 10. Options and Warrants

Options

As of June 30, 2022 and December 31, 2021, we had 0 options remaining outstanding pursuant to the 2012 Equity Incentive Plan.

Warrants

As of June 30, 2022 and December 31, 2021, we had 28,333,333 and 174,058,782 warrants outstanding, respectively, with a weighted average exercise price of $0.01 and $0.02 per share. In the six months ended June 30, 2022, Auctus exercised warrants for 140,966,300 shares of common stock.

Note 11. Related Party Transactions

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

In February 2022, the Company issued a promissory note to a related party for $70,000. The note is unsecured and matured in April 2022. The note does not bear interest. The note includes a promise to issue shares of the Company’s preferred stock, which was undetermined as of June 30, 2022. As of June 30, 2022, the note was in default.

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

A former board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. During 2021, we initially received $100,000 from ProcureAM and provided an additional $305,000 to the custodian. As of December 31, 2021, we have recorded $305,000 in fund expenses and do not expect to receive any amounts back from ProcureAM. In the six months ended June 30, 2022, we recorded an additional $100,000 in fund expenses which we do not expect to receive any amounts back from ProcureAM. As such, other receivable was $0 on the consolidated balance sheets.

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

Note 12. Subsequent Events

Management has evaluated all activity up to November 11, 2022 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

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

Business Overview

On January 25, 2019, we acquired LGBT Loyalty LLC, a New York limited liability company, with the goal of creating the first LGBTQ Loyalty Preference Index ETF (the “Index ETF”) to provide the LGBTQ community with the power to influence the allocation of capital within a financial Index ETF based upon LGBTQ consumer preferences. The Index ETF was intended to link the growing economic influence of the LGBTQ community and their allies with many of the top Fortune 500 companies that support and implement diversity, inclusion and equality policies within their organizations. The incorporation of diversity and inclusion in a company’s recruitment and human resource policies has become a key concern to investors as part of their growing focus on ESG allocations. Our data and analytics unequivocally reinforce that corporations that have embraced diversity and inclusion policies within their corporate culture perform at a higher level financially than their peers. This includes advancing a more invigorated workforce that attracts and retains the best talent. Innovation and agility have been identified as great benefits of diversity, and there is an increasing awareness of what has become known as ‘the power of difference’.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $23,896,819 and have negative working capital of $10,255,436 as of June 30, 2022. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following is a breakdown of our operating expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	Change $	Change %
Personnel costs	$46,407	$93,121	$(46,714)	-50%
Consulting fees	11,250	38,500	(27,250)	-71%
Legal and professional fees	124,992	153,527	(28,535)	-19%
Fund expenses	-	-	-	100%
Sales and marketing	71,237	40,500	30,737	76%
General and administrative	15,028	28,392	(13,364)	-47%
Depreciation and amortization	6,448	6,448	-	0%
	$275,362	$360,488	$(85,126)	-24%

Personnel costs include officer salaries and directors’ compensation. The decrease in personnel costs is primarily due 2021 board compensation.

Consulting fees decreased by $27,250 during the three months ended June 30, 2022, primarily due to limited operations in developing the Index. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees decreased by $28,535 primarily due to less financing matters in 2022.

Sales and marketing costs increased by $30,737 in the three months ended June 30, 2022 based on some new branding efforts in 2022.

General and administrative expenses decreased by $13,364 in 2022 due to less operations overall.

Depreciation and amortization expense was $6,448 in the three months ended June 30, 2022 and 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	Change $	Change %
Interest expense	$(1,419,622)	$(727,642)	(691,980)	95%
Change in derivative liability	(794,036)	(2,658,949)	1,864,913	-70%
	$(2,213,658)	$(3,386,591)	$1,172,933	-35%

Interest expense is primarily attributable to origination interest and amortization of debt discount. Interest expense includes the default penalties to record additional amounts owed on the convertible debentures and Series D preferred stock.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $2,489,020 and $3,747,079 for the three months ended June 30, 2022 and 2021, respectively.

Six months ended June 30, 2022 compared with the six months ended June 30, 2021

There were no revenues during the six months ended June 30, 2022 or 2021.

The following is a breakdown of our operating expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	Change $	Change %
Personnel costs	$160,401	$1,389,121	$(1,228,720)	-88%
Consulting fees	26,500	71,500	(45,000)	-63%
Legal and professional fees	281,785	258,650	23,135	9%
Fund expenses	100,000	-	100,000	100%
Sales and marketing	98,939	40,500	58,439	144%
General and administrative	51,345	56,514	(5,169)	-9%
Depreciation and amortization	12,896	12,896	-	0%
	$719,974	$1,829,181	$(1,097,315)	-60%

Personnel costs include officer salaries and directors’ compensation. The decrease in personnel costs is primarily due 2021 board compensation.

Consulting fees decreased by $45,000 during the six months ended June 30, 2022, primarily due to limited operations in developing the Index. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees increased by $23,135 due to less financings in 2022.

Fund expenses represented the $100,000 incurred to Procure.

Sales and marketing costs increased by $58,439 in the six months ended June 30, 2022 based on some new branding efforts in 2022.

General and administrative expenses decreased by $5,169 in 2022 due to less operations overall.

Depreciation and amortization expense was $12,896 in the six months ended June 30, 2022 and 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	Change $	Change %
Interest expense	$(1,525,750)	$(1,289,328)	(236,422)	18%
Change in derivative liability	(1,153,224)	(2,245,976)	1,092,752	-49%
	$(2,678,974)	$(3,535,304)	$856,330	-24%

Interest expense is primarily attributable to origination interest and amortization of debt discount. Interest expense includes the default penalties to record additional amounts owed on the convertible debentures and Series D preferred stock.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $3,410,840 and $5,364,485 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of June 30, 2022, we had $12,934 of cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of June 30, 2022, we had a working capital deficit of $10,255,436 as compared to a working capital deficit of $7,001,879 at December 31, 2021.

During the six months ended June 30, 2022 and 2021, operations used cash of $235,414 and $519,220, respectively, primarily related to our net loss partially offset by non-cash charges and cash provided by changes in operating assets and liabilities.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022, which may be accessed via EDGAR through the Internet at www.sec.gov (the “2021 Form 10-K”). The Risk Factors set forth in the 2021 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2021 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

All other of the Company’s outstanding convertible debentures and notes payables are currently in default.

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

LGBTQ LOYALTY HOLDINGS, INC.

November 14, 2022	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

November 14, 2022	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

