Form 10-Q
period 2022-09-30
LGBTQ Loyalty Holdings, Inc.
filed 2022-12-09
CIK 1510247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of December 9, 2022 the Company had 1,179,890,617 shares of common stock, $0.001 par value, issued and outstanding.

Our independent audit firm has not finished their review and have not provided approval to this filing.

LGBTQ Loyalty Holdings, Inc.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

i

LGBTQ Loyalty Holdings, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$9,387	$78,348
Prepaid expenses and other current assets	8,270	6,925
Total current assets	17,657	85,273
Intangible assets, net	33,899	53,243
Total assets	$51,556	$138,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,549,593	$985,917
Accrued salaries and consulting fees	743,321	660,331
Accrued interest and dividends	948,604	640,153
Notes payable	256,986	126,986
Notes payable to related party	71,800	1,800
Convertible notes payable, net of debt discount	2,415,028	2,195,145
Derivative liability on convertible notes payable	3,036,614	1,398,127
Series D preferred stock	1,758,224	-
Total liabilities	10,780,170	6,008,459

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A, 1 share designated, no shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Series B, 500,000 shares designated, 0 and 50,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Series C, 129,559 shares designated, 52,559 and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	52	52
Series D, 2,000 shares designated, 986 and 1,050 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	-
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 1,244,213,365 and 832,719,287 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,244,213	832,719
Additional paid-in capital	12,549,666	13,215,129
Accumulated deficit	(24,522,546)	(19,917,844)
Total stockholders’ equity (deficit)	(10,728,614)	(5,869,943)
Total liabilities and stockholders’ equity (deficit)	$51,556	$138,516

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	-	-	$-	-
Cost of net revenue	-	-	-	$-
Gross profit	-	-	-	-

Operating expenses:
Personnel costs	27,852	132,097	188,253	1,521,218
Consulting fees	11,250	2,220	37,750	73,720
Legal and professional fees	78,245	308,382	360,030	567,032
Fund expenses	-	-	100,000	-
Sales and marketing	21,036	117,012	119,975	157,512
General and administrative	12,921	30,727	64,266	87,241
Depreciation and amortization	6,448	6,448	19,344	19,344
Total operating expenses	157,752	596,886	889,618	2,426,067

Loss from operations	(157,752)	(596,886)	(889,618)	(2,426,067)

Other expense:
Interest expense	(149,439)	(437,528)	(1,675,189)	(1,726,856)
Other income (expense)	-	(7,076)	-	(7,076)
Change in derivative liability	(318,536)	1,422,551	(1,471,760)	(823,425)
Total other expense	(467,975)	977,947	(3,146,949)	(2,557,357)

Provision for income taxes	-	-	-	-
Net income (loss)	$(625,727)	$381,062	$(4,036,567)	$(4,983,424)

Weighted average common shares outstanding - basic and diluted	1,218,194,847	553,901,386	1,032,011,912	650,976,730
Net income (loss) per common share - basic and diluted	$(0.001)	$0.00	$(0.004)	$(0.01)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2022	2021
	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,036,567)	$(4,983,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	158,690	1,077,708
Change in fair value of derivative liability	1,471,760	823,425
Financing related costs - debt	1,220,986	460,780
Stock-based compensation expense	-	1,218,114
Depreciation and amortization	19,344	19,344
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,345)	(12,058)
Accounts payable	551,600	(54,428)
Accrued salaries and consulting fees	82,990	223,279
Accrued interest and dividends	263,581	141,132
Net cash used in operating activities	(268,961)	(1,086,128)
Cash flows from investing activities:
Purchases of property and equipment	-	-
Other receivables	-	(205,000)
Net cash used in investing activities	-	(205,000)
Cash flows from financing activities:
Net proceeds (repayments) from promissory note agreements	200,000	(1,000)
Proceeds from issuance of convertible debenture agreements	-	300,000
Repayments of convertible debt agreements	-	(56,350)
Proceeds from issuance of common stock under equity line of credit	-	78,620
Proceeds from issuance of Series D preferred stock	-	1,061,600
Net cash provided by financing activities	200,000	1,382,870
Net change in cash	(68,961)	91,741
Cash at beginning of period	78,348	30,312
Cash at end of period	$9,387	$122,053

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,944

Supplemental disclosure of non-cash financing activities:
Exercise of common stock warrants	$140,966	$-
Dividends on preferred stock	$44,870	$30,866
Conversion of Series D preferred stock for common stock	$111,000	$-
Deemed dividend on conversion of preferred stock	$523,266	$-
Debenture conversions	$238,764	$-
Reclassification of Series D preferred stock	$1,015,999	$-
Conversion of accrued consulting fees into common shares	$-	$338,608
Conversion of related party notes payable into common shares	$-	$16,085
Conversion of Series C preferred stock into common stock	$-	$78,000

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock										Additional		Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2020	-	$-	50,000	$50	129,559	$130	-	-	263,725,234	$263,725	$7,714,704	$(13,239,189)	$(5,260,580)
Common shares issued to board of directors	-	-	-	-	-	-	-	-	140,000,000	140,000	980,000	-	1,120,000
Common shares issued for services and compensation	-	-	-	-	-	-	-	-	31,834,386	31,834	204,614	-	236,448
Debenture conversions	-	-	-	-	-	-	-	-	37,538,998	37,539	318,815	-	356,354
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(1,722)	(1,722)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,617,405)	(1,617,405)
Balances at March 31, 2021	-	-	50,000	50	129,559	130	-	-	473,098,618	473,098	9,218,133	(14,858,316)	(5,166,906)
Debenture conversions	-	-	-	-	-	-	-	-	100,448,779	100,449	1,821,061	-	1,921,510
Conversion of notes and payables	-	-	-	-	-	-	-	-	11,956,004	11,956	192,408	-	204,364
Exercise of warrants	-	-	-	-	-	-	-	-	30,887,276	30,887	(30,887)	-	-
Conversion of Series C preferred stock into common stock	-	-	-	-	(53,000)	(53)	-	-	53,000,000	53,000	(52,947)	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(9,519)	(9,519)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,747,079)	(3,747,079)
Balances at June 30, 2021	-	$-	50,000	$50	76,559	$77	-	$-	669,390,677	$669,390	$11,147,767	$(18,614,915)	$(6,797,631)
Debenture conversions	-	-	-	-	-	-	-	-	20,479,798	20,480	304,123	-	324,603
Exercise of warrants	-	-	-	-	-	-	-	-	30,887,275	30,887	(30,887)	-	-
Conversion of Series C preferred stock into common stock	-	-	-	-	(25,000)	(25)	-	-	25,000,000	25,000	(24,975)	-	-
Common shares issued pursuant to equity line of credit	-	-	-	-	-	-	-	-	13,386,862	13,387	72,309	-	85,696
Common shares issued for services	-	-	-	-	-	-	-	-	13,440,860	13,441	111,559	-	125,000
Conversion of Series B preferred stock for common shares	-	-	(25,000)	(25)	-	-	-	-	958,333	958	(933)	-	-
Issuance of Series B dividend common shares	-	-	-	-	-	-	-	-	461,395	461	6,439	-	6,900
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(19,625)	(19,625)
Net loss	-	-	-	-	-	-	-	-	-	-	-	381060	381,060
Balances at September 30, 2021	-	$-	25,000	$25	51,559	$52	-	$-	774,005,200	$774,004	$11,585,402	$(18,253,480)	$(5,893,997)

Balances at December 31, 2021	-	$-	-	$-	51,559	$52	1,050	$1	832,719,287	$832,719	$13,215,129	$(19,917,844)	$(5,869,943)
Exercise of warrants	-	-	-	-	-	-	-	-	43,349,000	43,349	(43,349)	-	-
Conversion of Series D preferred stock for common stock	-	-	-	-	-	-	(45)	-	36,000,000	36,000	(36,000)	-	-
Deemed dividend on conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	237,924	(237,924)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(22,720)	(22,720)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(921,819)	(921,819)
Balances at March 31, 2022	-	-	-	-	51,559	52	1,005	1	912,068,287	912,068	13,373,704	(21,100,307)	(6,814,482)
Debenture conversions	-	-	-	-	-	-	-	-	84,325,397	84,325	42,236	-	126,561
Exercise of warrants	-	-	-	-	-	-	-	-	97,617,300	97,617	(97,617)	-	-
Conversion of Series D preferred stock for common stock	-	-	-	-	-	-	(19)	-	38,000,000	38,000	(38,000)	-	-
Deemed dividend on conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	285,342	(285,342)	-
Reclassification of Series D preferred stock	-	-	-	-	-	-	-	-	-	-	(1,015,999)	-	(1,015,999)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(22,150)	(22,150)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,489,020)	(2,489,020)
Balances at June 30, 2022	-	$-	-	$-	51,559	$52	986	$1	1,132,010,984	$1,132,011	$12,549,666	$(23,896,819)	$(10,215,094)
Debenture conversions	-	-	-	-	-	-	-	-	112,202,381	112,202	-	-	112,202
Net loss	-	-	-	-	-	-	-	-	-	-	-	(625,727)	(625,727)
Balances at September 30, 2022	-	$-	-	$-	51,559	$52	986	$1	1,244,213,365	$1,244,213	$12,549,666	$(24,522,546)	$(10,728,614)

See the accompanying notes to the unaudited condensed consolidated financial statements

LGBTQ LOYALTY HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

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

Note 2. Correction of Previously Issued Financial Statements

Subsequent to the issuance of its Quarterly Report on SEC Form 10-Q for the three and six months ended September 30, 2022, the Company discovered several errors in its accounts on its condensed consolidated balance sheets and statements of operations.

The tables below reflect the effect of restatement on the Company’s financial statements for the three and six month periods ending June 30, 2022:

	June 30, 2022
	Original	Adjustment	As Restated
Cash	$11,269	$1,665	$12,934
Total assets	$59,886	$1,665	$61,551

Accounts payable	$1,386,797	$21,979	$1,408,776
Accrued salaries and consulting fees	743,321	(20,314)	723,007
Derivative liability on convertible notes payable	2,769,066	12,369	2,781,435
Total liabilities	10,262,606	14,034	10,276,640
Common stock	1,132,007	3	1,132,010
Additional paid-in capital	12,549,666	1	12,549,667
Accumulated deficit	(23,884,446)	(12,373)	(23,896,819)
Total stockholders’ equity (deficit)	(10,202,720)	(12,369)	(10,215,089)
Total liabilities and stockholders’ equity (deficit)	$59,886	$1,665	$61,551

	Six months Ended June 30, 2022
	Original	Adjustment	As Restated
General and administrative	$39,453	$11,892	$51,345
Total operating expenses	719,974	11,892	731,866
Interest expense	(1,525,116)	(634)	(1,525,750)
Change in derivative liability	(1,105,465)	(47,759)	(1,153,224)
Net loss	$(3,350,555)	$(60,285)	$(3,410,840)

	Six months Ended June 30, 2022
	Original	Adjustment	As Restated
Net cash used in operating activities	$(237,079)	$1,665	$(235,414)

	Three Months Ended Sep June 30, 2022
	Original	Adjustment	As Restated
Debenture conversions	$114,040	$12,522	$126,562

Note 3. Summary of Significant Accounting Policies

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $24,522,546 and have negative working capital of $10,762,513 as of September 30, 2022. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third-party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following table is a summary of our financial instruments measured at fair value:

	Fair Value Measurements
	as of September 30, 2022:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable and preferred stock	$-	$-	$3,036,614	$3,036,614
	$-	$-	$3,036,614	$3,036,614

	Fair Value Measurements
	as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability on convertible notes payable	$-	$-	$1,398,127	$1,398,127
	$-	$-	$1,398,127	$1,398,127

Refer to Note 7 for detail on the unobservable inputs used in the fair value of the derivative liability.

Earnings per Share

We calculate earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represent basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options and warrants. The diluted earnings per share were not calculated because we recorded net losses for the three and nine months ended September 30, 2022 and 2021, and the outstanding stock options and warrants are anti-dilutive. For the three and nine months ended September 30, 2022 and 2021, the following number of potentially dilutive shares have been excluded from diluted net loss since such inclusion would be anti-dilutive:

	Nine Months Ended
	September 30,
	2022	2021
Stock options outstanding	-	1,800,000
Warrants	28,333,333	204,946,057
Shares to be issued upon conversion of notes	9,726,808,810	203,651,096
Series D preferred stock	2,010,000,000	67,826
	11,765,142,143	410,464,979

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

At September 30, 2022 and December 31, 2021, net intangible assets were $33,899 and $53,243, respectively. Amortization expense was $19,344 for both the nine months ended September 30, 2022 and 2021, respectively.

Note 5. Notes Payable

As of September 30, 2022 and December 31, 2021, the Company has a note payable outstanding in the amount of $1,986. The note is past due at September 30, 2022 and is, therefore, in default. The note accrues interest at a rate of 2% per annum.

In December 2019, the Company issued a promissory note to Pride Partners LLC (“Pride”) for $75,000. The note is secured, accrues interest at a rate of 10% per annum, and matured on June 20, 2020. As of September 30, 2022, the full principal amount was outstanding and in default.

In 2019, the Company issued a promissory note for $50,000. The note includes $2,500 in original issue discount. The noted is unsecured and matured in December 2019. As of September 30, 2022, the full principal amount was outstanding an in default.

In April 2022, Advancing Equality Preference entered into a loan payable for $130,000 for proceeds of $100,000. The loan matured on September 30, 2022 and is currently in default.

Note 6. Convertible Notes Payable

During the nine months ended September 30, 2022 and 2021, the Company recorded amortization of debt discount and original issue discount of $158,690 and $1,077,708, respectively, for all convertible debentures. This amount is included in interest expense in our consolidated statements of operations.

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

The following is a summary of the activity of the convertible notes payable and convertible debenture for the nine months ended September 30, 2022:

Convertible
Debenture
Balance as of December 31, 2021	$2,195,145
Convertible debenture - debt discount	(213,932)
Additional principal per default provisions	374,125
Amortization of debt discount and original issue discount	158,690
Conversion to common stock, net of discount	(99,000)
Balance as of September 30, 2022	$2,415,028

The following comprises the balance of the convertible debenture outstanding at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Principal amount outstanding	$2,496,152	$2,221,027
Less: Unamortized original issue discount	(79,962)	-
Less: Unamortized original issue discount	(1,162)	(25,882)
	$2,415,028	$2,195,145

As of September 30, 2022 and December 31, 2021, the EMA Note was in default and the parity value of the EMA Note was determined to be $434,687. In 2021, the Company issued 60,714,000 shares of common stock pursuant to conversions of outstanding principal.

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

	Nine months Ended
	September 30,
	2022	2021
Risk-free interest rate	2.01%	0.09%
Expected term (in years)	0.48	1.00
Expected volatility	154.5%	237.4%
Expected dividend yield	0%	0%
Exercise price of underlying common shares	$0.001	$0.004

During the nine months ended September 30, 2022, the entire value of the principal of the debentures was assigned to the derivative liability and recognized as a debt discount. The debt discount is recorded as reduction (contra-liability) to the debentures and is being amortized over the initial term. Any excess balance was recognized as origination interest on the derivative liability and expensed on origination. In accordance with the Company’s sequencing policy, shares issuable pursuant to the convertible debentures would be settled subsequent to the Company’s Series B preferred stock.

The following is a summary of the activity of the derivative liability for the nine months ended September 30, 2022:

Debenture
Balance as of December 31, 2021	$1,398,127
Initial fair value per derivative recognition	294,124
Conversion of debenture to common stock	(127,397)
Change in fair value of derivative liability	1,471,760
Balance as of September 30, 2022	$3,036,614

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

As of September 30, 2022, there were 986 shares of Series D preferred stock outstanding, and $97,814 in accrued Series D dividends. As of December 31, 2021, there were 1,050 shares of Series D preferred stock outstanding, and $52,944 in accrued Series D dividends.

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

In the nine months ended September 30, 2022, Auctus exercised warrants for 140,966,300 shares of common stock.

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

During the nine months ended September 30, 2021, Pride converted 53,000 shares of Series C preferred stock for 53,000,000 shares of common stock.

During the nine months ended September 30, 2022 and 2021, the Company issued 196,527,778 and 137,987,777 shares of common stock pursuant to conversion of debentures in the principal amount of $99,000 and $495,247, all respectively.

Note 10. Options and Warrants

Options

As of September 30, 2022 and December 31, 2021, we had 0 options remaining outstanding pursuant to the 2012 Equity Incentive Plan.

Warrants

As of September 30, 2022 and December 31, 2021, we had 28,333,333 and 174,058,782 warrants outstanding, respectively, with a weighted average exercise price of $0.01 and $0.02 per share. In the nine months ended September 30, 2022, Auctus exercised warrants for 140,966,300 shares of common stock.

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

Notes Payable to Related Party

Notes payable to related parties at September 30, 2022 and December 31, 2021 included a note of $1,800 with a 2% annual interest rate. Currently the Company has defaulted on this obligation. Forbearance has been granted by the related party.

In February 2022, the Company issued a promissory note to a related party for $70,000. The note is unsecured and matured in April 2022. The note does not bear interest. The note includes a promise to issue shares of the Company’s preferred stock, which was undetermined as of September 30, 2022. As of September 30, 2022, the note was in default.

Accrued Salaries and Compensation

As of September 30, 2022 and December 31, 2021, accrued salaries to our company officers and executive director totaled $522,804 and $472,804, respectively, and is included in accrued salaries and consulting fees in our consolidated balance sheets.

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

A former board member is the co-founder and president of ProcureAM, LLC, the fund advisor for the Fund. During 2021, we initially received $100,000 from ProcureAM and provided an additional $305,000 to the custodian. As of December 31, 2021, we have recorded $305,000 in fund expenses and do not expect to receive any amounts back from ProcureAM. In the nine months ended September 30, 2022, we recorded an additional $100,000 in fund expenses which we do not expect to receive any amounts back from ProcureAM. As such, other receivable was $0 on the consolidated balance sheets.

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

Accounts Payable

As of September 30, 2022 and December 31, 2021, the Company had $168,308 and $102,808, respectively, included in accounts payable to related parties including officers and board members.

Note 12. Subsequent Events

Management has evaluated all activity up to December 9, 2022 and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements other than the following:

On October 5, 2022, former members of the Board tendered 64,322,748 shares of common stock back to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to LGBTQ Loyalty Holdings, Inc., a Delaware corporation. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Critical Accounting Policies and Estimates

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates our continuation as a going concern. We have incurred losses to date of $24,522,546 and have negative working capital of $10,762,513 as of September 30, 2022. To date we have funded our operations through advances from a related party, issuances of convertible debt, and the sale of common stock, preferred stock and warrants. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Three months ended September 30, 2022 compared with the three months ended September 30, 2021

There were no revenues during the three months ended September 30, 2022 or 2021.

The following is a breakdown of our operating expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	Change $	Change %
Personnel costs	$27,852	$132,097	$(104,245)	-79%
Consulting fees	11,250	2,220	9,030	407%
Legal and professional fees	78,245	308,382	(230,137)	-75%
Sales and marketing	21,036	117,012	(95,976)	-82%
General and administrative	12,921	30,727	(17,806)	-58%
Depreciation and amortization	6,448	6,448	-	0%
	$157,752	$596,886	$(439,134)	-74%

Personnel costs include officer salaries and directors’ compensation. The decrease in personnel costs is primarily due 2021 board compensation.

Consulting fees increased by $9,030 during the three months ended September 30, 2022. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees decreased by $230,137 primarily due to less financing matters in 2022.

Sales and marketing costs decreased by $95,976 in the three months ended September 30, 2022 due to no limited efforts in the third quarter of 2022.

General and administrative expenses decreased by $17,806 in 2022 due to less operations overall.

Depreciation and amortization expense was $6,448 in the three months ended September 30, 2022 and 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	Change $	Change %
Interest expense	$(149,439)	$(437,528)	288,089	-66%
Change in derivative liability	(318,536)	1,422,551	(1,741,087)	-122%
	$(467,975)	$985,023	$(1,452,998)	-148%

Interest expense is primarily attributable to origination interest and amortization of debt discount. Interest expense includes the default penalties to record additional amounts owed on the convertible debentures and Series D preferred stock.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net (loss) income was ($625,727) and $381,062 for the three months ended September 30, 2022 and 2021, respectively.

Nine months ended September 30, 2022 compared with the nine months ended September 30, 2021

There were no revenues during the nine months ended September 30, 2022 or 2021.

The following is a breakdown of our operating expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021	Change $	Change %
Personnel costs	$175,331	$1,521,218	$(1,345,887)	-88%
Consulting fees	37,750	73,720	(35,970)	-49%
Legal and professional fees	360,030	567,032	(207,002)	-37%
Sales and marketing	119,975	157,512	(37,537)	100%
General and administrative	64,266	87,241	(22,975)	-26%
Depreciation and amortization	19,344	19,344	-	0%
	$889,618	$2,426,067	$(1,536,449)	-63%

Personnel costs include officer salaries and directors’ compensation. The decrease in personnel costs is primarily due 2021 board compensation.

Consulting fees decreased by $35,970 during the nine months ended September 30, 2022, primarily due to limited operations in developing the Index. Consulting fees represent our efforts to launch the LGBTQ100 ESG Index and LGBTQ + ESG100 ETF.

Legal and professional fees decreased by $207,002 due to less financings in 2022.

Fund expenses represented the $100,000 incurred to Procure.

Sales and marketing costs decreased by $37,537 in the nine months ended September 30, 2022 due to less sales efforts towards the third quarter of 2022.

General and administrative expenses decreased by $22,975 in 2022 due to less operations overall.

Depreciation and amortization expense was $19,344 in the nine months ended September 30, 2022 and 2021, which represents amortization on our index development costs.

The following is a breakdown of our other income (expenses) for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021	Change $	Change %
Interest expense	$(1,525,750)	$(1,726,856)	201,106	-12%
Change in derivative liability	(1,153,224)	(823,425)	(329,799)	40%
	$(2,678,974)	$(2,550,281)	$(128,693)	5%

Interest expense is primarily attributable to origination interest and amortization of debt discount. Interest expense includes the default penalties to record additional amounts owed on the convertible debentures and Series D preferred stock.

Change in derivative liability includes the mark-to-market adjustment of the derivative liability in connection with our convertible debenture.

Net loss was $4,036,567 and $4,983,424 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Historically, we have been financed through advances from related parties, issuances of convertible debt, and the sale of our common and preferred stock. Our existing sources of liquidity will not be sufficient for us to implement our business plans. There are no assurances that we will be able to raise additional capital as and when needed. As of September 30, 2022, we had $9,387 of cash on hand. Based on our current planned expenditures, we will require approximately $2.5 million over the next 12 months. Our existing sources of liquidity may not be sufficient for us to implement our continuing business plan. Our need for future capital will be dependent upon the speed at which we expand our product offerings. There are no assurances that we will be able raise additional capital as and when needed.

As of September 30, 2022, we had a working capital deficit of $10,762,513 as compared to a working capital deficit of $7,001,879 at December 31, 2021.

During the nine months ended September 30, 2022 and 2021, operations used cash of $268,961 and $1,086,128, respectively, primarily related to our net loss partially offset by non-cash charges and cash provided by changes in operating assets and liabilities.

In 2022, we received $100,000 in proceeds from a related party note. Advanced Equity also entered into a loan for $100,000.

In 2021, we received $300,000 in proceeds from the issuance of convertible debentures and repaid notes payable of $1,000. We also received $1,061,600 from the issuance of Series D preferred stock and $78,620 from an equity lineof credit.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under a $20,000 Promissory Note dated May 20, 2017 that became due on August 31, 2017. We have entered into a payment plan with the payee thereunder wherein we are making monthly cash payments to reduce the outstanding balance due. At September 30, 2022 the outstanding balance was approximately $1,986.

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

LGBTQ LOYALTY HOLDINGS, INC.

December 9, 2022	By:	/s/ Robert A. Blair
Robert A. Blair, Chief Executive Officer

December 9, 2022	By:	/s/ Eric Sherb
Eric Sherb, Chief Financial Officer

